Form 10-Q
period 1995-03-31
THACKERAY CORP
filed 1995-05-05
CIK 354639

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-8254


                           THACKERAY CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  04-2446697
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                             400 Madison Avenue
                                 Suite 1508
                         New York, New York  10017
                               (212) 759-3695
- ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                                 Unchanged
- ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]


On May 5, 1995, the registrant had outstanding 5,107,401 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of common stock.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994
          (UNAUDITED)


                                                                      1995            1994
                                                                      ----            ----
         ASSETS:

         CURRENT ASSETS:
           CASH AND CASH EQUIVALENTS                              $    82,000      $   369,000
           ACCOUNTS RECEIVABLE, NET                                 5,503,000        6,631,000
           INVENTORIES                                              1,211,000        1,146,000
           OTHER RECEIVABLES AND CURRENT ASSETS                        40,000           34,000
                                                                  -----------      -----------
         TOTAL CURRENT ASSETS                                       6,836,000        8,180,000

           MORTGAGE LOANS                                              98,000          115,000
           INVESTMENTS IN REAL ESTATE (NET OF ALLOWANCE
            OF $633,000 IN 1995 AND 1994)                           7,139,000        7,139,000
           PROPERTY, PLANT AND EQUIPMENT, NET                         101,000          106,000
           OTHER ASSETS                                                91,000           91,000
                                                                  -----------      -----------
                                                                  $14,265,000      $15,631,000
                                                                  ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY:
           CURRENT LIABILITIES:
            ACCOUNTS PAYABLE                                      $ 1,525,000      $ 2,092,000
           ACCRUED EXPENSES:
             SALARIES AND OTHER                                       340,000          360,000
             INCOME AND OTHER TAXES                                   284,000          372,000
             SHORT-TERM DEBT                                          500,000          990,000
                                                                  -----------      -----------
             TOTAL CURRENT LIABILITIES                              2,649,000        3,814,000

         OTHER LIABILITIES:                                           128,000          128,000
         STOCKHOLDERS' EQUITY:
          COMMON STOCK, $.10 PAR VALUE
           (20,000,000 SHARES AUTHORIZED;
           6,187,401 SHARES ISSUED)                                   619,000          619,000
          CAPITAL IN EXCESS OF PAR VALUE                           53,424,000       53,424,000
          ACCUMULATED DEFICIT                                     (32,656,000)     (32,364,000)
          TREASURY STOCK (1,080,000 SHARES)                        (9,990,000)      (9,990,000)
                                                                  -----------      -----------
            TOTAL STOCKHOLDERS' EQUITY                             11,488,000       11,689,000
                                                                  -----------      -----------
                                                                  $14,265,000      $15,631,000
                                                                  ===========      ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.











NYFS07...:\55\69555\0001\2185\FRM5035S.33A

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
          (UNAUDITED)


                                                                               1995            1994
                                                                               ----            ----
         SALES                                                             $14,186,000      $3,727,000

         COST OF SALES                                                       3,078,000       2,601,000
                                                                           -----------      ----------
         GROSS PROFIT                                                        1,108,000       1,126,000

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        1,278,000       1,154,000
                                                                           -----------      ----------
         OPERATING LOSS                                                       (170,000)        (28,000)

         OTHER INCOME (EXPENSE):
          INTEREST EXPENSE                                                     (16,000)              0
          OTHER INCOME, NET                                                     20,000          25,000
                                                                           -----------      ----------
         LOSS BEFORE INCOME TAXES                                             (166,000)         (3,000)
         INCOME TAXES                                                           35,000          25,000
                                                                           -----------      ----------

         NET LOSS                                                            ($201,000)       ($28,000)
                                                                             =========        ========
         NET LOSS PER SHARE                                                     ($0.04)         ($0.01)
                                                                                ======          ======
         NUMBER OF SHARES                                                    5,107,401       5,107,401
                                                                             =========       =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

     THACKERAY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
               (UNAUDITED)



                                                                                       1995           1994
                                                                                       ----           ----
 CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  NET LOSS                                                                            (201,000)       (28,000)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                                        13,000          9,000
  CHANGES IN ASSETS AND LIABILITIES:
   DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                                        1,128,000       (122,000)
   (INCREASE) IN INVENTORIES                                                           (65,000)      (195,000)
   (DECREASE) INCREASE IN ACCOUNTS PAYABLE
    AND ACCRUED LIABILITIES                                                           (675,000)       188,000
  OTHER, NET                                                                            (6,000)       (33,000)
                                                                                     ---------       --------
 NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                             194,000       (181,000)
                                                                                     ---------       --------

 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  COLLECTIONS OF MORTGAGE LOANS                                                         17,000         18,000
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                            (8,000)       (14,000)
                                                                                     ---------       --------

 NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                               9,000          4,000
                                                                                     ---------       --------
 CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  (DECREASE) INCREASE IN SHORT-TERM DEBT                                              (490,000)             0
                                                                                     ---------      ---------
 NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (490,000)             0
                                                                                     ---------      ---------
 (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (287,000)      (177,000)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       369,000        361,000
                                                                                     ---------      ---------

 CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $  82,000      $ 184,000
                                                                                     =========      =========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   THACKERAY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1995 and 1994


1.   BASIS OF PRESENTATION

     The significant accounting policies followed by the Company in the preparation of these unaudited interim financial statements are consistent with the accounting policies followed in the audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

     The net loss applicable to common stock for the three months ended March 31, 1995 and 1994 was divided by the number of shares outstanding during the period to determine per share data.

2.   INVENTORIES

     At March 31, 1995, all inventories were comprised of finished goods.

3.   INCOME TAXES

     The Company anticipates it will generate Federal taxable income for the year ended December 31, 1995. However, the Company has net operating loss carryforwards well in excess of anticipated federal taxable income, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1995. In addition, for the year ended December 31, 1994, net operating loss carryforwards were in excess of federal taxable income. Accordingly, Federal income tax provisions (credits) for the three months ended March 31, 1995 and 1994, have been eliminated through the utilization of such loss carryforwards in the accompanying Consolidated Statements of Operations.

4.   STATEMENTS OF CASH FLOWS

     Interest payments during the three months ended March 31, 1995 and 1994 amounted to $16,000 and $5,000, respectively.

     Income tax payments, consisting of state income taxes only, during the three months ended March 31, 1995 and 1994 amounted to $79,000 and $32,000, respectively.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

     (1)  Material Changes in Financial Condition
          ---------------------------------------
          The Company anticipates that, on an annual basis, the cash requirements of its operating subsidiary, Atlantic Hardware & Supply Corporation ("Atlantic"), can be met from its operations. Atlantic has arranged for a $1,250,000 asset-based bank line of credit which permits upstreaming of $500,000 of borrowings, plus 50% of net income, as defined, to the Company, $500,000 of which has already been used. Management believes that the use of such borrowings plus proceeds from its real estate operations, including amounts received from the sale of certain real estate other that its Orlando, Florida property, will be sufficient to funds it cash requirements through 1995.

          In April 1995, the Company entered into a $1,150,000 contract for the sale of its 90.9 acre Date County, Florida, property. This all-cash transaction is expected to close by year end 1995.

          At March 31, 1995 the Company and its operating subsidiary had no material commitments for capital expenditures.

          Working capital at March 31, 1995 was $4,187,000, a decrease of $179,000 from the December 31, 1994 level.

     (2)  Material Changes in Results of Operations
          -----------------------------------------
          Sales for the three months ended March 31, 1995 increased $459,000 or 12.3% compared to the corresponding period in 1994.

          Gross profit for the three months ended March 31, 1995 decreased $18,000 or 1.6% as compared to the same period in 1994. The decrease results from a decline in gross profit margins from 30.2% in 1994 to 26.5% in 1995.

          Selling, general and administrative expenses decreased to 30.5% of sales for the first three months of 1995 from 31.0% for the same 1994 period. Expenses for such period were $124,000 higher than the same period in 1994, principally due to an increase in selling expenses.

          Other income for the three months ended March 31, 1995 and 1994 is comprised primarily of interest and rental income on the mortgage notes and real estate properties.

                        Part II.  Other Information
                        ----------------------------


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
     (b)  Reports on Form 8-K

          The Company did not file any Current Reports during the quarter ended March 31, 1995.


                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THACKERAY CORPORATION


                                   By:  /s/ Jules Ross
                                        -----------------------------
                                        Jules Ross
                                        Vice President, Finance
                                        (Principal Financial Officer)


Dated:  May 5, 1995

                               EXHIBIT INDEX
                               --------------

Exhibit No.                        Exhibit
- -----------                        -------

     27             Financial Data Schedule