Form 10-Q/A
period 1995-03-31
THACKERAY CORP
filed 1995-06-06
CIK 354639

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                FORM 10-Q/A

                               -------------


                              Amendment No. 1


[x] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995
                                     or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [x]   No  [_]


On May 5, 1995, the registrant had outstanding 5,107,401 shares of Common Stock, par value $0.10 per share, which is the registrant's only class of common stock.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994
          (UNAUDITED)


                                                                      1995            1994
                                                                      ----            ----
         ASSETS:

         CURRENT ASSETS:
           CASH AND CASH EQUIVALENTS                              $    82,000      $   369,000
           ACCOUNTS RECEIVABLE, NET                                 5,503,000        6,631,000
           INVENTORIES                                              1,211,000        1,146,000
           OTHER RECEIVABLES AND CURRENT ASSETS                        40,000           34,000
                                                                  -----------      -----------
         TOTAL CURRENT ASSETS                                       6,836,000        8,180,000

           MORTGAGE LOANS                                              98,000          115,000
           INVESTMENTS IN REAL ESTATE (NET OF ALLOWANCE
            OF $633,000 IN 1995 AND 1994)                           7,139,000        7,139,000
           PROPERTY, PLANT AND EQUIPMENT, NET                         101,000          106,000
           OTHER ASSETS                                                91,000           91,000
                                                                  -----------      -----------
                                                                  $14,265,000      $15,631,000
                                                                  ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY:
           CURRENT LIABILITIES:
            ACCOUNTS PAYABLE                                      $ 1,525,000      $ 2,092,000
            ACCRUED EXPENSES:
             SALARIES AND OTHER                                       340,000          360,000
             INCOME AND OTHER TAXES                                   284,000          372,000
            SHORT-TERM DEBT                                           500,000          990,000
                                                                  -----------      -----------
             TOTAL CURRENT LIABILITIES                              2,649,000        3,814,000

         OTHER LIABILITIES:                                           128,000          128,000

         STOCKHOLDERS' EQUITY:
          COMMON STOCK, $.10 PAR VALUE
           (20,000,000 SHARES AUTHORIZED;
           6,187,401 SHARES ISSUED)                                   619,000          619,000
          CAPITAL IN EXCESS OF PAR VALUE                           53,424,000       53,424,000
          ACCUMULATED DEFICIT                                     (32,565,000)     (32,364,000)
          TREASURY STOCK (1,080,000 SHARES)                        (9,990,000)      (9,990,000)
                                                                  -----------      -----------
            TOTAL STOCKHOLDERS' EQUITY                             11,488,000       11,689,000
                                                                  -----------      -----------
                                                                  $14,265,000      $15,631,000
                                                                  ===========      ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
          (UNAUDITED)


                                                                               1995            1994
                                                                               ----            ----
         SALES                                                              $4,186,000      $3,727,000

         COST OF SALES                                                       3,078,000       2,601,000
                                                                           -----------      ----------
         GROSS PROFIT                                                        1,108,000       1,126,000

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        1,278,000       1,154,000
                                                                           -----------      ----------
         OPERATING LOSS                                                       (170,000)        (28,000)

         OTHER INCOME (EXPENSE):
          INTEREST EXPENSE                                                     (16,000)              0
          OTHER INCOME, NET                                                     20,000          25,000
                                                                           -----------      ----------
         LOSS BEFORE INCOME TAXES                                             (166,000)         (3,000)

         INCOME TAXES                                                           35,000          25,000
                                                                           -----------      ----------
         NET LOSS                                                            ($201,000)       ($28,000)
                                                                             =========        ========
         NET LOSS PER SHARE                                                     ($0.04)         ($0.01)
                                                                                ======          ======
         NUMBER OF SHARES                                                    5,107,401       5,107,401
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

     (a)  Exhibit 27 - Restated Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any Current Reports during the quarter ended March 31, 1995.


                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THACKERAY CORPORATION


                                   By:  /s/ Jules Ross
                                        ----------------------------------
                                        Jules Ross
                                        Vice President, Finance
                                        (Principal Financial Officer)


Dated:  June 6, 1995

                               EXHIBIT INDEX
                               --------------

Exhibit No.                        Exhibit
- -----------                        -------

     27             Restated Financial Data Schedule