Form 10-Q
period 1995-06-30
THACKERAY CORP
filed 1995-08-07
CIK 354639

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1995

                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  1-8254


                           THACKERAY CORPORATION
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  04-2446697
--------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                              400 Madison Ave.
                                 Suite 1508
                         New York, New York  10017
                               (212) 759-3695
---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)

                                 Unchanged
---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


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

On August 4, 1995, the registrant had outstanding 5,107,401 shares of Common Stock, par value $.10 per share, which is the registrant's only class of common stock.

      PART I - FINANCIAL INFORMATION
      ITEM 1 - FINANCIAL STATEMENTS



      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS
      JUNE 30, 1995 AND DECEMBER 31, 1994


                                                                1995         1994
                                                                ----         ----
      ASSETS:                                              (UNAUDITED)

        CASH AND CASH EQUIVALENTS                            $3,326,000     $369,000
        ACCOUNTS RECEIVABLE, NET                                      0    6,631,000
        INVENTORIES                                                   0    1,146,000
        OTHER RECEIVABLES AND PREPAID EXPENSES                   12,000       34,000
        MORTGAGE LOANS                                           84,000      115,000
        INVESTMENTS IN REAL ESTATE (NET OF ALLOWANCE
           OF $633,000 IN 1995 AND 1994)                      7,139,000    7,139,000
        PROPERTY PLANT AND EQUIPMENT, NET                        10,000      106,000
        OTHER ASSETS                                             72,000       91,000
                                                            -----------  -----------
      TOTAL ASSETS                                          $10,643,000  $15,631,000
                                                            ===========  ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY:
        ACCOUNTS PAYABLE                                         $1,000   $2,092,000
        ACCRUED EXPENSES:
           SALARIES AND OTHER                                   211,000      360,000
           INCOME AND OTHER TAXES                               245,000      372,000
        SHORT-TERM DEBT                                               0      990,000
        OTHER LIABILITIES                                       128,000      128,000
                                                                -------    ---------
      TOTAL LIABILITIES                                         585,000    3,942,000
                                                                -------    ---------
      STOCKHOLDERS' EQUITY:
        COMMON STOCK, $.10 PAR VALUE
          (20,000,000 SHARES AUTHORIZED;
          6,187,401 SHARES ISSUED)                              619,000      619,000
        CAPITAL IN EXCESS OF PAR VALUE                       53,424,000   53,424,000
        ACCUMULATED DEFICIT                                 (33,995,000) (32,364,000)
        TREASURY STOCK (1,080,000 SHARES)                    (9,990,000)  (9,990,000)
                                                             ----------   ----------
      TOTAL STOCKHOLDERS' EQUITY                             10,058,000   11,689,000
                                                             ----------   ----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $10,643,000  $15,631,000
                                                            ===========  ===========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.














     NYFS07...:\55\69555\0001\2185\FRM8025T.540


      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                        (UNAUDITED)


                                                                1995         1994
                                                                ----         ----
      REVENUES FROM REAL ESTATE OPERATIONS:

        RENTAL AND MORTGAGE INCOME                              $37,000      $41,000
        SALES OF REAL ESTATE                                      4,000      338,000
                                                                -------      -------
      TOTAL REAL ESTATE REVENUES                                 41,000      379,000
                                                                -------      -------
      EXPENSES OF REAL ESTATE OPERATIONS:

        PROPERTY CARRYING COSTS INCLUDING
          REAL ESTATE TAXES                                     144,000      173,000
        COST OF REAL ESTATE SALES                                     0      100,000
                                                                -------      -------
      TOTAL REAL ESTATE EXPENSES                                144,000      273,000
                                                                -------      -------
      INCOME (LOSS) FROM REAL ESTATE OPERATIONS                (103,000)     106,000
                                                                -------      -------
      GENERAL AND ADMINISTRATIVE EXPENSES                       238,000      272,000
      INTEREST EXPENSE, NET                                      (2,000)      11,000
                                                                -------      -------
      LOSS FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES                                           (339,000)    (177,000)

      INCOME TAXES                                                    0            0
                                                               --------     --------
      LOSS FROM CONTINUING OPERATIONS                          (339,000)    (177,000)

      INCOME (LOSS) OF DISCONTINUED OPERATION
        (NET OF INCOME TAX EXPENSE OF $56,000 IN
        1995 AND $55,000 IN 1994)                               (43,000)     264,000

      LOSS ON SALE OF DISCONTINUED OPERATION                 (1,249,000)           0
                                                              ---------      -------
      NET INCOME (LOSS)                                     ($1,631,000)     $87,000
                                                             ==========      =======
      INCOME (LOSS) PER SHARE FROM:
        CONTINUING OPERATIONS                                    ($0.07)      ($0.03)
        DISCONTINUED OPERATION                                    (0.25)        0.05
                                                                -------      -------
      TOTAL INCOME (LOSS) PER SHARE                              ($0.32)       $0.02
                                                              =========    =========
      NUMBER OF SHARES                                        5,107,401    5,107,401
                                                              =========    =========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                        (UNAUDITED)


                                                                1995         1994
                                                                ----         ----
      REVENUES FROM REAL ESTATE OPERATIONS:

        RENTAL AND MORTGAGE INCOME                              $19,000      $19,000
        SALES OF REAL ESTATE                                      2,000      336,000
                                                                -------      -------
      TOTAL REAL ESTATE REVENUES                                 21,000      355,000
                                                                -------      -------
      EXPENSES OF REAL ESTATE OPERATIONS:

        PROPERTY CARRYING COSTS INCLUDING
          REAL ESTATE TAXES                                      81,000       96,000
        COST OF REAL ESTATE SALES                                     0      100,000
                                                                -------      -------
      TOTAL REAL ESTATE EXPENSES                                 81,000      196,000
                                                                 ------      -------
      INCOME (LOSS) FROM REAL ESTATE OPERATIONS                 (60,000)     159,000
                                                                 ------      -------
      GENERAL AND ADMINISTRATIVE EXPENSES                       133,000      168,000
      INTEREST EXPENSE, NET                                     (10,000)      10,000
                                                               --------      -------
      LOSS FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES                                           (183,000)     (19,000)

      INCOME TAXES                                                    0            0
                                                               --------     --------
      LOSS FROM CONTINUING OPERATIONS                          (183,000)     (19,000)

      INCOME (LOSS) OF DISCONTINUED OPERATION
        (NET OF INCOME TAX EXPENSE OF $21,000 IN
        1995 AND $30,000 IN 1994)                                 2,000      134,000

      LOSS ON SALE OF DISCONTINUED OPERATION                 (1,249,000)           0
                                                              ---------      -------
      NET INCOME (LOSS)                                     ($1,430,000)    $115,000
                                                             ==========     ========
      INCOME (LOSS) PER SHARE FROM:
        CONTINUING OPERATIONS                                    ($0.04)      ($0.00)
        DISCONTINUED OPERATION                                    (0.24)        0.03
                                                                -------      -------
      TOTAL INCOME (LOSS) PER SHARE                              ($0.28)       $0.03
                                                              =========    =========
      NUMBER OF SHARES                                        5,107,401    5,107,401
                                                              =========    =========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                        (UNAUDITED)


                                                                        1995       1994
                                                                        ----       ----
      CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

        NET INCOME (LOSS)                                          ($1,631,000)   $87,000
        ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
             LOSS RELATING TO DISCONTINUING OPERATION                1,292,000          0
             DEPRECIATION AND AMORTIZATION                               3,000     21,000
        CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF
             DISCONTINUED OPERATION:
             (INCREASE) IN ACCOUNTS RECEIVABLE                               0   (330,000)
             DECREASE IN INVENTORIES                                         0     11,000
             INCREASE IN ACCOUNTS PAYABLE AND
                ACCRUED LIABILITIES                                    130,000    207,000
             OTHER, NET                                                  9,000    (38,000)
                                                                       -------   --------
        NET CASH FLOWS PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                                     (197,000)   (42,000)
                                                                      --------    -------
      CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

        PROCEEDS FROM SALE OF SUBSIDIARY, NET
           OF SUBSIDIARY CASH OF $239,000                            3,561,000          0
        COLLECTIONS OF MORTGAGE LOANS                                   31,000     61,000
        PROCEEDS FROM SALE OF REAL ESTATE                                    0    100,000
        PROCEEDS FROM SALE OF OTHER INVESTMENT                          19,000          0
        DEPOSIT RECEIVED IN ADVANCE OF REAL ESTATE SALE                      0     50,000
        ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                      (7,000)   (23,000)
                                                                       -------    -------
        NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES    3,604,000    188,000
                                                                     ---------    -------
      CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

        REPAYMENT OF SHORT-TERM DEBT                                  (450,000)         0
                                                                      --------   --------
        NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES     (450,000)         0
                                                                      --------   --------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,957,000    146,000

      CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  369,000    361,000
                                                                       -------    -------
      CASH AND CASH EQUIVALENTS - END OF PERIOD                     $3,326,000   $507,000
                                                                    ==========   ========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1995 and 1994

                                   (UNAUDITED)


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

          As a result of the sale of Atlantic Hardware & Supply Corporation ("Atlantic"), as more fully described in Note 2 below, the Company's operations are now comprised exclusively of managing its real estate investments and mortgage loans. Accordingly, the Company has elected to prepare an unclassified balance sheet as of June 30, 1995 for its continuing operations. In addition, the accompanying statements of operations for the six month and three month periods then ended reflect the activities of much continuing operations. All prior period financial information presented has been reclassified for purposes of comparability.

          Certain information and footnote disclosures included in the annual audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

          The net income (loss) applicable to common stock from continuing operations and from discontinued operations for the six month and three month periods ended June 30, 1995 and 1994 were divided by the number of shares outstanding during the periods to determine per share data.

     2.   SALE OF BUSINESSES

          On May 19, 1995, Brennand Paige Industries, Inc. ("BPI"), a direct subsidiary of the Company, sold all of the outstanding capital stock of Atlantic, BPI's wholly owned subsidiary, for

          $3,800,000 in cash. The Company and the buyer of Atlantic ("Buyer"), each have investments in two entities, Monroc Inc. and Sals Investors, L.P. The purchase price was negotiated at arms length between the respective managements of the Company and the Buyer. Proceeds from the sale in the amount of $450,000 were used to repay advances previously made by Atlantic to the Company. The remainder of the proceeds will be used for working capital purposes of the Company.

          The operating results of Atlantic are reflected in the accompanying consolidated statements of operations for the six month and three month periods ended June 30, 1995 and 1994 as income (losses) from discontinued operations. Net sales of Atlantic from January 1, 1995 through May 19, 1995 were $6,509,000, and for the six month period ended June 30, 1994 were $7,790,000. Net assets of Atlantic as of May 19, 1995 were $4,949,000.

     3.   INCOME TAXES

          The Company anticipates it will generate a Federal taxable loss for the year ended December 31, 1995, and therefore it expects that no Federal income taxes will be payable for the year ended December 31, 1995. In addition, for the year ended December 31, 1994, net operating loss carryforwards were in excess of federal taxable income. Accordingly, Federal income tax provisions (credits) for the six month and the three month periods ended June 30, 1995 and 1994, have been eliminated through the utilization of such loss carryforwards in the accompanying Consolidated Statements of Operations.

     4.   STATEMENTS OF CASH FLOWS

          Interest payments from continuing operations during each of the six months ended June 30, 1995 and 1994 amounted to $5,000.

          There were no income tax payments from continuing operations, during the six months ended June 30, 1995 and 1994.

     Item 2.   Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations
               -------------------------

          (1)  Material Changes in Financial Condition
               ---------------------------------------

               The Company believes that proceeds from the sale of Atlantic, will be sufficient to fund its cash requirements for the foreseeable future.

               In April 1995, the Company entered into a $1,150,000 contract for the sale of its 90.9 acre Date County, Florida, property. The sale price is equivalent to the carrying value of the property. This all cash transaction is expected to close by year end 1995.

               At June 30, 1995 the Company had no material commitments for capital expenditures.

          (2)  Material Changes in Results of Operations
               -----------------------------------------

               Total estate revenues for the six months ended June 30, 1995 were $41,000 versus $379,000 for the comparable period in 1994, which included a real estate sale in the amount of $330,000.

               Property carrying costs for the first six months of 1995 were $29,000 or 16.8% lower than the amount incurred for 1994. The decrease is largely due to a reduction in professional fees relating to the real estate properties.

               General and administrative expenses decreased by $34,000 or 12.5% from amounts reported in the first six months of 1994. The decrease was primarily in professional costs.

     Part II.  Other Information
               -----------------

     Item 4.   Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

          (a) The Annual Meeting of Stockholders of the Company was held on May 8, 1995.

          (b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg, Moses Rothman and John Sladkus were elected directors of the Company at the meeting.

          (c) The following table shows results of the voting taken at the meeting :

               Nominee                Votes For    Votes Withheld
               -------                ---------    --------------
               Martin J. Rabinowitz   4,342,044        63,990
               Jules Ross             4,341,972        64,062
               Ronald D. Rothberg     4,342,145        63,889
               Moses Rothman          4,342,094        63,940
               John Sladkus           4,341,896        64,138

               There were no abstentions or broker non-votes with respect to any of the directors. 4,373,564 shares were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the year ending December 31, 1995, with 31,764 shares voted against, 706 shares abstained and there were no broker non-votes.

     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               On June 1, 1995, the Company filed a Current Report on Form 8-K, relating to the sale of Atlantic.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THACKERAY CORPORATION


                                By: /s/ Jules Ross
                                   ------------------------------
                                   Jules Ross
                                   Vice President, Finance
                                   (Principal Financial Officer)


     Dated: August 7, 1995

                           EXHIBIT INDEX



Exhibit        Description
-------        -----------

27             Financial Data Schedule