Form 10-Q
period 1995-09-30
THACKERAY CORP
filed 1995-11-07
CIK 354639

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995
                                     or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 7, 1995.


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31,1994
                                                                        1995                              1994
                                                                        ----                              ----
ASSETS:                                                           (UNAUDITED)

CASH AND CASH EQUIVALENTS                                         $3,258,000                          $369,000
ACCOUNTS RECEIVABLE, NET                                                   0                         6,631,000
INVENTORIES                                                                0                         1,146,000
OTHER RECEIVABLES AND PREPAID EXPENSES                                67,000                            34,000
MORTGAGE LOANS                                                        76,000                           115,000
INVESTMENTS IN REAL ESTATE (NET OF ALLOWANCE
 OF $633,000 IN 1995 AND 1994)                                     7,139,000                         7,139,000
PROPERTY, PLANT AND EQUIPMENT, NET                                     8,000                           106,000
OTHER ASSETS                                                          53,000                            91,000
                                                                 -----------                       -----------
TOTAL ASSETS                                                     $10,601,000                       $15,631,000
                                                                 ===========                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
ACCOUNTS PAYABLE                                                      $1,000                        $2,092,000
ACCRUED EXPENSES:
 SALARIES AND OTHER                                                  227,000                           360,000
 INCOME AND OTHER TAXES                                              239,000                           372,000
SHORT-TERM DEBT                                                            0                           990,000
OTHER LIABILITIES                                                    128,000                           128,000
                                                                 -----------                       -----------
TOTAL LIABILITIES                                                    595,000                         3,942,000
                                                                 -----------                       -----------
STOCKHOLDERS' EQUITY:
COMMON STOCK, $.10 PAR VALUE
 (20,000,000 SHARES AUTHORIZED;
  6,187,401 SHARES ISSUED)                                           619,000                           619,000
CAPITAL IN EXCESS OF PAR VALUE                                    53,424,000                        53,424,000
ACCUMULATED DEFICIT                                              (34,047,000)                      (32,364,000)
TREASURY STOCK (1,080,000 SHARES)                                 (9,990,000)                       (9,990,000)
                                                                 -----------                       -----------
TOTAL STOCKHOLDERS' EQUITY                                        10,006,000                        11,689,000
                                                                 -----------                       -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $10,601,000                       $15,631,000
                                                                 ===========                       ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.




THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1995 AND 1994 (UNAUDITED)
                                                                        1995                              1994
                                                                        ----                              ----
REVENUES FROM REAL ESTATE OPERATIONS:

RENTAL AND MORTGAGE INCOME                                        $   55,000                        $   63,000
SALES OF REAL ESTATE                                                   6,000                           340,000
OTHER REVENUES                                                             0                            50,000
                                                                  ----------                        ----------
TOTAL REAL ESTATE REVENUES                                            61,000                           453,000
                                                                  ----------                        ----------
EXPENSES OF REAL ESTATE OPERATIONS:

PROPERTY CARRYING COSTS INCLUDING
 REAL ESTATE TAXES                                                   223,000                           245,000
COST OF REAL ESTATE SALES                                                  0                           100,000
                                                                  ----------                        ----------
TOTAL REAL ESTATE EXPENSES                                           223,000                           345,000
                                                                  ----------                        ----------
INCOME (LOSS) FROM REAL ESTATE OPERATIONS                           (162,000)                          108,000
                                                                  ----------                        ----------

GENERAL AND ADMINISTRATIVE EXPENSES                                  326,000                           365,000
INTEREST (INCOME) EXPENSE, NET                                       (42,000)                           16,000
                                                                  ----------                        ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                       (446,000)                         (273,000)

INCOME TAXES                                                               0                                 0
                                                                  ----------                        ----------
LOSS FROM CONTINUING OPERATIONS                                     (446,000)                         (273,000)

INCOME (LOSS) OF DISCONTINUED OPERATION
 (NET OF STATE INCOME TAX EXPENSE OF $ 56,000
 IN 1995 AND $105,000 IN 1994)                                       (43,000)                          517,000

LOSS ON SALE OF DISCONTINUED OPERATION                            (1,195,000)                                0
                                                                  ----------                        ----------
NET INCOME (LOSS)                                                ($1,684,000)                       $  244,000
                                                                  ==========                        ==========

INCOME (LOSS) PER SHARE FROM:
CONTINUING OPERATIONS                                                 ($0.09)                           ($0.05)
DISCONTINUED OPERATION                                                 (0.24)                             0.10
                                                                       -----                             -----
INCOME (LOSS) PER SHARE                                               ($0.33)                            $0.05
                                                                       =====                             =====



NUMBER OF SHARES                                                   5,107,401                         5,107,401
                                                                   =========                         =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,1995 AND 1994
(UNAUDITED)
                                                                        1995                              1994
                                                                        ----                              ----
REVENUES FROM REAL ESTATE OPERATIONS:

RENTAL AND MORTGAGE INCOME                                           $18,000                           $22,000
SALES OF REAL ESTATE                                                   2,000                             2,000
OTHER REVENUES                                                             0                            50,000
                                                                    --------                          --------
TOTAL REAL ESTATE REVENUES                                            20,000                            74,000
                                                                    --------                          --------
EXPENSES OF REAL ESTATE OPERATIONS:

PROPERTY CARRYING COSTS INCLUDING
 REAL ESTATE TAXES                                                    79,000                            72,000
COST OF REAL ESTATE SALES                                                  0                                 0
                                                                    --------                          --------
TOTAL REAL ESTATE EXPENSES                                            79,000                            72,000
                                                                    --------                          --------
INCOME (LOSS) FROM REAL ESTATE OPERATIONS                            (59,000)                            2,000
                                                                    --------                          --------

GENERAL AND ADMINISTRATIVE EXPENSES                                   88,000                            93,000
INTEREST (INCOME) EXPENSE, NET                                       (40,000)                            5,000
                                                                    --------                          --------
LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                       (107,000)                          (96,000)

INCOME TAXES                                                               0                                 0
                                                                    --------                          --------
LOSS FROM CONTINUING OPERATIONS                                     (107,000)                          (96,000)

INCOME OF DISCONTINUED OPERATION (NET
 OF STATE INCOME TAX EXPENSE OF $ 30,000 IN 1994)                          0                           253,000

INCOME (LOSS) ON SALE OF DISCONTINUED OPERATION                       54,000                                 0
                                                                    --------                          --------
NET INCOME (LOSS)                                                   ($53,000)                         $157,000
                                                                    ========                          ========

INCOME (LOSS) PER SHARE FROM:
CONTINUING OPERATIONS                                                 ($0.02)                           ($0.02)
DISCONTINUED OPERATION                                                  0.01                              0.05
                                                                        ----                              ----
TOTAL INCOME (LOSS) PER SHARE                                         ($0.01)                            $0.03
                                                                        ====                              ====



NUMBER OF SHARES                                                   5,107,401                         5,107,401
                                                                   =========                         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1995 AND 1994
(UNAUDITED)

                                                                        1995                              1994
                                                                        ----                              ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                ($1,684,000)                         $244,000
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  LOSS RELATING TO DISCONTINUED OPERATION                          1,238,000                                 0
  DEPRECIATION AND AMORTIZATION                                        5,000                            26,000
CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF
  DISCONTINUED OPERATION IN 1995:
(INCREASE) IN ACCOUNTS RECEIVABLE                                          0                        (1,128,000)
(INCREASE) IN INVENTORIES                                                  0                          (363,000)
INCREASE IN ACCOUNTS PAYABLE AND
  ACCRUED LIABILITIES                                                140,000                         1,099,000
OTHER, NET                                                           (45,000)                          (25,000)
                                                                  ----------                          --------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES           (346,000)                         (147,000)
                                                                  ----------                          --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

PROCEEDS FROM SALE OF SUBSIDIARY, NET
  OF SUBSIDIARY CASH OF $239,000                                   3,615,000                                 0
COLLECTIONS OF MORTGAGE LOANS                                         39,000                            79,000
PROCEEDS FROM SALE OF REAL ESTATE                                          0                           100,000
PROCEEDS FROM SALE OF OTHER INVESTMENT                                38,000                                 0
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                            (7,000)                          (26,000)
                                                                  ----------                         ---------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES          3,685,000                           153,000
                                                                  ----------                         ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

REPAYMENT OF SHORT-TERM DEBT                                        (450,000)                                0
                                                                  ----------                         ---------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES           (450,000)                                0
                                                                  ----------                         ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,889,000                             6,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      369,000                           361,000
                                                                  ----------                         ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $3,258,000                         $ 367,000
                                                                  ==========                         =========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1995 and 1994

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

     As a result of the sale of Atlantic Hardware & Supply Corporation ("Atlantic"), as more fully described in Note 2 below, the Company's operations are now comprised exclusively of managing its real estate investments and mortgage loans. Accordingly, the Company has elected to prepare an unclassified balance sheet as of September 30, 1995 for its continuing operations. In addition, the accompanying statements of operations for the nine month and three month periods then ended reflect the activities of such continuing operations. All prior period financial information presented has been reclassified for purposes of comparability.

     Certain information and footnote disclosures included in the annual audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

     The net income (loss) applicable to common stock from continuing operations and from discontinued operations for the nine month and three month periods ended September 30, 1995 and 1994 were divided by the number of shares outstanding during the periods to determine per share data.

     2.   SALE OF BUSINESSES

     On May 19, 1995, Brennand Paige Industries, Inc. ("BPI"), a direct subsidiary of the Company, sold all of the outstanding capital stock of Atlantic, BPI's wholly owned subsidiary, for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

                           September 30, 1995 and 1994

                                   (UNAUDITED)

     $3,854,000 in cash. The Company and the buyer of Atlantic ("Buyer"), each have investments in two entities, Monroc Inc. and Sals Investors, L.P. The purchase price was negotiated at arms length between the respective managements of the Company and the Buyer. Proceeds from the sale in the amount of $450,000 were used to repay advances previously made by Atlantic to the Company. The remainder of the proceeds will be used for working capital purposes of the Company.

     The operating results of Atlantic are reflected in the accompanying consolidated statements of operations for the nine month and three month periods ended September 30, 1995 and 1994 as income (losses) from discontinued operation. Net sales of Atlantic from January 1, 1995 through May 19, 1995 were $6,509,000, and for the nine month period ended September 30, 1994 were $12,461,000. Net assets of Atlantic as of May 19, 1995 were $4,949,000.

     3.   INCOME TAXES

     The Company anticipates it will generate a Federal taxable loss for the year ended December 31, 1995, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1995. In addition, for the year ended December 31, 1994, net operating loss carryforwards were in excess of federal taxable income. Accordingly, Federal income tax provisions (credits) for the nine month and three month periods ended September 30, 1994, have been eliminated through the utilization of such loss carryforwards in the accompanying Consolidated Statements of Operations.

     4.   STATEMENTS OF CASH FLOWS

     Interest payments from continuing operations for each of the nine months ended September 30, 1995 and 1994 amounted to $5,000.

     The were no income tax payments from continuing operations, during the nine months ended September 30, 1995 and 1994.

     Item 2.   Management's Discussion and Analysis of Financial
               -------------------------------------------------
     Condition and Results of Operations
     -----------------------------------


     (1)  Material Changes in Financial Condition
     --------------------------------------------
          The Company believes that proceeds from the sale of Atlantic, will be sufficient to fund its cash requirements for the foreseeable future.

          At September 30, 1995 the Company had no material commitments for capital expenditures.

          In October 1995, the Company terminated its contract for sale of
     90.9 acres in Dade County, Florida because of the potential buyer's failure to obtain the regulatory approvals necessary for its intended project within the contractually stipulated time period.

     (2)  Material Changes in Results of Operations
          -----------------------------------------
          Total real estate revenues for the nine months ended September 30, 1995 were $61,000 versus $453,000 for the comparable period in 1994. The 1994 period included a real estate sale in the amount of $330,000, as well as other revenues of $50,000, resulting from a forfeited real estate deposit.

          Property carrying costs for the first nine months of 1995 were $22,000 or 9.0% lower than the amount incurred for 1994. The decrease is largely due to a reduction in professional fees relating to the real estate properties.

          General and administrative expenses decreased by $39,000 or 10.7% from amounts incurred in the first nine months of 1994. The decrease was primarily in professional costs.

     Part II.  Other Information
               -----------------
     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K, during the quarter ended September 30, 1995.




                              SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THACKERAY CORPORATION



                                   By /s/ Jules Ross
                                     -----------------------
                                        Jules Ross
                                        Vice President, Finance,
                                        (Principal Financial Officer)




     Date:     November 7, 1995

NYFSO7...:\55\69555\0001\2185\FRMN035M.290

                              EXHIBIT INDEX

     Exhibit                  Description
     -------                  -----------
     27                       Financial Data Schedule