Form 10-K405
period 1995-12-31
THACKERAY CORP
filed 1996-03-29
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                         COMMISSION FILE NUMBER 1-8254

                             THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            04-2446697
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

            400 MADISON AVENUE, SUITE 1508, NEW YORK, NEW YORK 10017
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 759-3695

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
-------------------                                   -------------------

Common Stock, $.10 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 14, 1996 computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $11,004,192.

Number of shares of the registrant's Common Stock outstanding as of March 14, 1996: 5,107,401.



                            [cover page 1 of 2 pages]

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report") are incorporated by reference into Parts I and II of this report.





                            [cover page 2 of 2 pages]

                                     PART I

Item 1.  Business

                         GENERAL DEVELOPMENT OF BUSINESS

               Thackeray Corporation ("Thackeray" or the "Company") is a Delaware corporation which holds real estate and mortgage loans secured by real estate, for investment. On May 19, 1995, the Company sold its Atlantic Hardware & Supply Corporation ("Atlantic") subsidiary to Colonial Commercial Corp. for $3,854,000. Except for $450,000 thereof, which was used to repay advances previously made by Atlantic to the Company, such proceeds were and will be used for working capital purposes of the Company. Atlantic's primary business was the distribution of door hardware, doors and frames used in new building construction, buildings being rehabilitated, interior tenant buildouts, and building maintenance.

                             DESCRIPTION OF BUSINESS

               Set forth below is a description of the industry segment in which the Company currently operates.

               Thackeray's business is the management of its mortgage loans and real estate investments. Thackeray does not presently intend to acquire additional real estate assets and plans to continue to manage its assets and to sell some or all of its remaining real estate assets in order to realize a profit on its investments as advantageous opportunities for such sales occur. Thackeray is subject to competition from various types of enterprises owning or investing in properties similar to those owned by Thackeray and otherwise engaging in activities similar to those of Thackeray. Many of these enterprises have substantially greater financial and personnel resources and greater experience in construction, development, management and sale of real estate properties than Thackeray.

               For information with respect to the real estate and mortgage loans, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

               In March 1996, the Company entered into a contract for the sale of its 90.9 acre Dade County, Florida property for $2.5 million, which amount is in excess of the carrying value of the property. The closing is contingent on the buyer's obtaining development approvals for the intended use of the property. If such approvals are obtained, the contract contemplates a fourth quarter 1996 closing.

               In December 1995, the Company entered into a non-binding letter of intent with a real estate developer regarding a joint venture development of the Company's property in Orlando, Florida. Negotiations are continuing concerning the terms of the proposed joint venture. If an agreement is reached, it would be subject to the execution of definitive agreements and approval of the Company's stockholders. There can be no assurance as to whether a definitive agreement will be reached.

Indebtedness
------------

               For information with respect to the Company's indebtedness, see
Note 4 of Notes to Consolidated Financial Statements included in the Annual Report, which Note is incorporated herein by reference.

General
-------

               As of December 31, 1995, the Company had two employees.

Item 2.  Properties
         ----------

               For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 3 and 7 of Notes to Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

               Thackeray's executive offices are located at 400 Madison Avenue, New York, New York. The lease at this location expires in September 1996 and provides for an annual base rent of $26,000.

Item 3.  Legal Proceedings
         -----------------

        There are no legal proceedings currently pending against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

               During the quarter ended December 31, 1995, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                        PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         ------------------------------------------------------------
         Matters
         -------

               Reference is made to the information set forth in the section entitled "Market for Thackeray's Common Stock and Related Stockholder Matters" in the Annual Report, which section is incorporated herein by reference.

Item 6.  Selected Financial Data
         -----------------------

               Reference is made to the information set forth in the section entitled "Selected Financial Data" in the Annual Report, which section is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

               Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

               Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

               1.     Report of Independent Public Accountants.

               2.     Consolidated Balance Sheets -- December 31, 1995 and 1994.

               3. Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

               4. Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

               5. Notes to Consolidated Financial Statements -- December 31, 1995, 1994 and 1993.

Item 9.  Change in and Disagreements with Accountants on Accounting and
         --------------------------------------------------------------
         Financial Disclosure
         --------------------

               Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

DIRECTORS OF THE COMPANY

               The following table sets forth certain information with respect to the members of the Board of Directors of the Company. Except as otherwise indicated, each director has held his present principal occupation for the past five years.


NAME, AGE (AT MARCH 1, 1996) AND                                                FIRST BECAME
POSITION HELD WITH THE COMPANY             PRINCIPAL OCCUPATION                  A DIRECTOR
------------------------------             --------------------                  ----------
Martin J. Rabinowitz (1)....  Limited Partner of Odyssey Partners, L.P.             1985
  64                          ("Odyssey"), an investment partnership, New York,
Chairman of the Board (since  New York (since 1993; previously General Partner);
1986) and President (since    Director and Chairman of the Board, Eagle Food
1987)                         Centers, Inc. (since 1992).

Jules Ross(1)...............  Principal of Odyssey (since 1987); Director,          1988
  63                          Monroc, Inc. (since 1988); President, CER
Vice-President, Finance and   Corporation, an engineering consulting firm, Las
Treasurer (since 1990) and    Vegas, Nevada (1991-1993).
Secretary (since 1991)

Ronald D. Rothberg(2).......  President, The RDR Group Inc., a private              1983
  49                          investment company (since 1988); Principal of
                              Odyssey (1982-1988); Vice President and Secretary
                              of the Company (1983-1991).

Moses Rothman(2)............  Chairman, Black Inc. A.G., a film distributor,        1988
  77                          London, England (since 1971).

John Sladkus(1).............  Senior Vice President, Peter Sharp & Co., Inc., a     1981
  72                          real estate management company, New York, New
                              York; Executive Vice President of Avatar Holdings
                              Inc., a land development company, Coral Gables,
                              Florida (1981-1991).

(1)  Member of the Company's Executive Committee and Nominating Committee.
(2)  Member of the Company's Audit Committee.

               None of the present directors is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940, except as indicated above.

               There are no executive officers of the Company other than those named above. Officers are generally elected annually at the first meeting of the directors of the Company following the Annual Meeting of Stockholders.

               No family relationships exist between any director or executive officer of the Company.

Item 11.  Executive Compensation
          ----------------------

        The Company qualifies as a "small business issuer" under the rules of the Securities and Exchange Commission and, accordingly, the information in this section is furnished in accordance with the rules applicable to such issuers.


                           SUMMARY COMPENSATION TABLE

        The following table sets forth information with respect to the compensation of the Chief Executive Officer for services in all capacities to the Company and its subsidiaries in 1993, 1994 and 1995. No executive officer had compensation during the fiscal year ended December 31, 1995 in excess of $100,000.

                            ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                         -----------------------------      ----------------------------------
                                                                     AWARDS           PAYOUTS
                                                            ----------------------- ----------
                                                  OTHER                                               ALL
  NAME AND                                       ANNUAL      RESTRICTED    OPTIONS                   OTHER
  PRINCIPAL                                      COMPEN-       STOCK        (# OF        LTIP       COMPEN-
  POSITION       YEAR     SALARY      BONUS     SATION(1)     AWARD(S)     SHARES)     PAYOUTS      SATION
-----------    ------    -------    -------    ---------    ----------    --------    --------    ---------
Martin J.        1995       -0-        -0-         -0-          -0-          -0-         -0-       $1,500(1)
Rabinowitz       1994       -0-        -0-         -0-          -0-          -0-         -0-        1,500(1)
Chairman,        1993       -0-        -0-         -0-          -0-          -0-         -0-        1,500(1)
CEO and
President

----------
(1)     Mr. Rabinowitz did not receive any salary or other compensation from the Company, except in his capacity as director.


        Directors of the Company are paid a fee of $500 for each meeting attended. In addition, the members of the Company's Audit Committee receive a fee of $500 for each committee meeting attended. No fee is paid for meetings held by telephone conference call.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management
          --------------------------------


        The following table contains certain information with respect to each person known to the Company to have been, at February 29, 1996 (or, as otherwise set forth below), the beneficial owner of more than 5% of the shares of Common Stock of the Company ("Shares"). Except as otherwise indicated, all Shares are owned directly.

                                                            AMOUNT AND NATURE
                 NAME AND ADDRESS OF                          OF BENEFICIAL           PERCENT OF
                   BENEFICIAL OWNER                             OWNERSHIP               CLASS
----------------------------------------------------     ----------------------    --------------
Odyssey Partners, L.P.................................             1,337,625(1)            26.2%
        31 West 52nd Street
        New York, New York  10019
Estate of Peter Sharp.................................               981,400(2)            19.2%
        c/o Peter Sharp & Co., Inc.
        1370 Avenue of the Americas
        New York, New York  10019
The Peter Jay Sharp Foundation........................               341,000                6.7%
        c/o Peter Sharp & Co., Inc.
        1370 Avenue of the Americas
        New York, New York  10019
Dimensional Fund Advisors Inc.........................               312,300(3)             6.1%
        1299 Ocean Avenue, 11th Floor
        Santa Monica, California  90401



----------------
(1) Of this amount 1,309,500 shares are owned directly by Odyssey and 28,125 shares are owned directly by Ronald D. Rothberg, formerly a principal of Odyssey and currently a director of the Company. Leon Levy, Jack Nash, Stephen Berger, Joshua Nash and Brian F. Wruble, by virtue of being general partners of Odyssey, share voting and dispositive power with respect to the common stock owned by Odyssey and, accordingly, may be deemed beneficial owners of the common stock owned by Odyssey. Each of the aforesaid persons expressly disclaims any such beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) which exceeds the proportionate interest in the common stock which he may be deemed to own as a general partner of Odyssey. The Company has been advised that no other person exercises (or may be deemed to exercise) any voting or investment control over the common stock owned by Odyssey. Odyssey is a private investment firm with substantial equity capital invested in marketable securities and closely held businesses.
(2) Of this amount, 937,500 Shares are owned directly by the Estate of Peter Sharp and 43,900 Shares are owned directly by Peter Sharp & Co., Inc., which is wholly-owned by the Estate of Peter Sharp.
(3) Such information is as of December 31, 1995 and is based upon information furnished to the Company by Dimensional Fund Advisors Inc. ("Dimensional"). Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 312,300 Shares as of December 31, 1995, all of which Shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participating Group Trust, investment vehicles or qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such Shares.


               The following table sets forth, as of March 20, 1996, the number of Shares beneficially owned by each director of the Company, each executive officer named in the Summary Compensation Table above and by all directors and executive officers of the Company as a group. Except as otherwise indicated, all Shares are owned directly.

                                        AMOUNT AND NATURE
                                           OF BENEFICIAL         PERCENT OF
             NAME OR GROUP                    OWNERSHIP             CLASS
             -------------                    ---------             -----
Martin J. Rabinowitz(1)...............           __                  __

Jules Ross............................           __                  __

Ronald D. Rothberg....................        28,125(2)              (3)

Moses Rothman.........................         2,000                 (3)

John Sladkus..........................           __                  __

All directors and officers as a  group
  (5 persons).........................        30,125(4)              (3)



--------------
(1) Mr. Rabinowitz is a limited partner of Odyssey. Accordingly, he does not beneficially own shares owned by Odyssey. Does not include 5,650 Shares owned by Mr. Rabinowitz's wife as to which Shares Mr. Rabinowitz disclaims beneficial ownership.
(2) All of such Shares are beneficially owned by Odyssey, but directly owned by Mr. Rothberg.
(3)   Less than 1%.
(4)   See footnotes above.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

               Not Applicable.

                                        PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K
               -----------------------

               (a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules."

             (3)    - Exhibits:

             3(a)(i)  - Certificate of Incorporation of the Company. (1)

             3(a)(ii) - Certificate of Designation of $4.15 Cumulative
                        Preferred Stock. (2)

             3(a)(iii)- Amendment to Certificate of Incorporation of the
                        Company.(3)

             3(b)     - By-Laws of the Company. (1)

             10       - Stock Purchase Agreement, dated as of May 19, 1995, by
                        and among Thackeray Corporation, Brennand-Paige Industries, Inc., and Colonial Commercial Corp. (4)

             11       - Statement re Computation of Per Share Data.

             13       - The Company's 1995 Annual Report to Stockholders.

             21       - Subsidiaries of the Company.

             27       - Financial Data Schedule.


 --------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

(2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 19, 1995.


               (b) - During the quarter ended December 31, 1995, the Company did not file any reports on Form 8-K.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1996                 THACKERAY CORPORATION
                                              (Registrant)


                                        By: /s/ Martin J. Rabinowitz
                                        ----------------------------
                                        Name: Martin J. Rabinowitz
                                        Title:  President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                                           Date
---------                           -----                                           ----
                                    Chairman of the Board,
                                    President and Director
/s/ Martin J. Rabinowitz            (Principal Executive Officer)
-----------------------------                                                   March 20, 1996
Martin J. Rabinowitz


                                    Vice President, Finance,
                                    Treasurer, Secretary and Director
                                    (Principal Financial
/s/ Jules Ross                      and Accounting Officer)
-----------------------------                                                   March 20, 1996
Jules Ross


/s/ Ronald D. Rothberg              Director
-----------------------------                                                   March 20, 1996
Ronald D. Rothberg


/s/ Moses Rothman                   Director
-----------------------------                                                   March 20, 1996
Moses Rothman


/s/ John Sladkus                    Director
-----------------------------                                                   March 20, 1996
John Sladkus


                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 1995, are incorporated by reference in Item 8 of this report.

               1.     Report of Independent Public Accountants.

               2.     Consolidated Balance Sheets -- December 31, 1995 and 1994.

               3. Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

               4. Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

               5. Notes to Consolidated Financial Statements -- December 31, 1995, 1994 and 1993.

The following financial statement schedules of Thackeray Corporation are filed herewith:

               Report of Independent Public Accountants on Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thackeray Corporation's 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 20, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the List of Financial Statements and Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP


New York, New York
March 20, 1996

THACKERAY CORPORATION AND SUBSIDIARIES                               SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                    1995                 1994                1993
                                                    ----                 ----                ----
Allowance for possible investment losses
(Deducted from "Investments in real estate")

Balance at beginning of period                   $633,000             $197,000           $ 235,000
  Charged to costs and expenses                    80,000              436,000               -
  Other                                              -                    -                (38,000)(a)
                                                 --------             --------           ---------
Balance at end of period                         $713,000             $633,000           $ 197,000
                                                 ========             ========           =========

--------------------

(a)  Represents reclassification of reserves not required as of December 31, 1992.


                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1995

                                                                      Sequential
Exhibit No.    Description of Document                                  Page No.
-----------    -----------------------                                  --------

     3(a)(i)   --    Certificate of Incorporation of the Company. (1)

     3(a)(ii)  --    Certificate of Designation of $4.15 Cumulative
                     Preferred Stock. (2)

     3(a)(iii) --    Amendment to Certificate of Incorporation of
                     the Company. (3)

     3(b)      --    By-laws of the Company.  (1)

     10        --    Stock Purchase Agreement, dated as of May 19,
                     1995, by and among Thackeray Corporation,
                     Brennand-Paige Industries, Inc.,
                     and Colonial Commercial Corp.   (4)

     11        --    Statement re Computation of Per Share Data.*

     13        --    The Company's 1995 Annual Report to Stockholders.*

     21        --    Subsidiaries of the Company.*

     27        --    Financial Data Schedule.*
---------------------------
*    Filed herewith
(1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).
(2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 19, 1995.