Form 10-Q
period 1996-03-31
THACKERAY CORP
filed 1996-05-02
CIK 354639

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1996
                                               --------------
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


   Commission File Number 1-8254
                          ------


                              THACKERAY CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    04-2446697
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                   400 Madison Ave.
                   Suite 1508
                   New York, New York                   10017
                   ------------------                   -----
            (Address of principal executive offices)  (Zip Code)


                                 (212) 759-3695
                                 --------------
              (Registrant's telephone number, including area code)


                                    Unchanged
              (Former name, former address and former fiscal year,
                          if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]    No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 1, 1996.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
                                                  1996            1995
                                                 ------          ------
ASSETS:                                       (UNAUDITED)

  CASH AND CASH EQUIVALENTS                  $  2,863,000    $  3,020,000
  MORTGAGE LOANS                                   62,000          62,000
  INVESTMENTS IN REAL ESTATE (NET OF
    ALLOWANCE OF $713,000 IN 1996 AND 1995)     7,059,000       7,059,000
  OTHER ASSETS                                    144,000          62,000
                                             ------------    ------------
TOTAL ASSETS                                 $ 10,128,000    $ 10,203,000
                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES      $    128,000    $     83,000
  ACCRUED INCOME AND OTHER TAXES                  238,000         238,000
  OTHER LIABILITIES                               128,000         128,000
                                             ------------    ------------
TOTAL LIABILITIES                                 494,000         449,000
                                             ------------    ------------
  STOCKHOLDERS' EQUITY:
    COMMON STOCK, $.10 PAR VALUE
      (20,000,000 SHARES AUTHORIZED;
      6,187,401 SHARES ISSUED)                    619,000         619,000
    CAPITAL IN EXCESS OF PAR VALUE             53,424,000      53,424,000
    ACCUMULATED DEFICIT                       (34,419,000)    (34,299,000)
    TREASURY STOCK (1,080,000 SHARES)          (9,990,000)     (9,990,000)
                                             ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                      9,634,000       9,754,000
                                             ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 10,128,000    $ 10,203,000
                                             ============    ============



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.


THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             (UNAUDITED)
                                                 1996             1995
                                                 ----             ----
REVENUES FROM REAL ESTATE OPERATIONS:

 RENTAL AND MORTGAGE INCOME                  $     18,000    $     18,000
 OTHER REVENUES                                         0           2,000
                                             ------------    ------------
TOTAL REAL ESTATE REVENUES                         18,000          20,000
                                             ------------    ------------
EXPENSES OF REAL ESTATE OPERATIONS:

 PROPERTY CARRYING COSTS INCLUDING
   REAL ESTATE TAXES                               72,000          63,000
                                             ------------    ------------
TOTAL REAL ESTATE EXPENSES                         72,000          63,000
                                             ------------    ------------
LOSS FROM REAL ESTATE OPERATIONS                  (54,000)        (43,000)
                                             ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES               104,000         105,000
INTEREST (INCOME) EXPENSE, NET                    (38,000)          8,000
                                             ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                   (120,000)       (156,000)

INCOME TAXES                                            0               0
                                             ------------    ------------
LOSS FROM CONTINUING OPERATIONS                  (120,000)       (156,000)

LOSS OF DISCONTINUED OPERATION (NET
  OF STATE INCOME TAX EXPENSE OF $ 35,000
  IN 1995)                                              0         (45,000)
                                             ------------    ------------
NET LOSS                                     ($   120,000)   ($   201,000)
                                             ============    ============

LOSS PER SHARE FROM:
 CONTINUING OPERATIONS                       ($      0.02)   ($      0.03)
 DISCONTINUED OPERATION                              0.00           (0.01)
                                             ------------    ------------
TOTAL LOSS PER SHARE                         ($      0.02)   ($      0.04)
                                             ============    ============


NUMBER OF SHARES                                5,107,401       5,107,401
                                             ============    ============


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             (UNAUDITED)
                                                                                  1996                  1995
                                                                                 ------                 ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  NET LOSS                                                                     ($120,000)            ($201,000)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     LOSS RELATING TO DISCONTINUED OPERATIONS                                          0                45,000
     DEPRECIATION AND AMORTIZATION                                                 3,000                 2,000
  CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE OF
     DISCONTINUED OPERATIONS
     INCREASE IN ACCOUNTS PAYABLE AND
     ACCRUED LIABILITIES                                                          45,000                60,000
  OTHER, NET                                                                     (85,000)               12,000
                                                                          --------------        --------------
  NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (157,000)              (82,000)
                                                                          --------------        --------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  COLLECTIONS OF MORTGAGE LOANS                                                        0                17,000
  ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                                           0                (4,000)
                                                                          --------------        --------------
  NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                            0                13,000
                                                                          --------------        --------------
  DECREASE IN CASH AND CASH EQUIVALENTS                                        (157,000)              (69,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                3,020,000               130,000
                                                                          --------------        --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $2,863,000               $61,000
                                                                          ==============        ==============






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1995



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

       Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

       The net loss applicable to common stock for the three months ended March 31, 1996 and 1995 was divided by the number of shares outstanding during the period to determine per share data.


   2.  INCOME TAXES

       The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 1996, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1996. In addition, for the year ended December 31, 1995, net operating loss carryforwards were in excess of Federal taxable income. Accordingly, Federal income tax provisions (credits) for the three month periods ended March 31, 1996 and 1995, have been eliminated through the utilization of such loss carryforwards in the accompanying Consolidated Statements of Operations


   3.  STATEMENTS OF CASH FLOWS

       There were no interest payments from continuing operations for the three months ended March 31, 1996 and 1995.

       The were no income tax payments from continuing operations, during the three months ended March 31, 1996 and 1995.

   Item 2.  Management's Discussion and Analysis of Financial
            -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------

       (1)   Material Changes in Financial Condition
       ---   ---------------------------------------

                 The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

                 At March 31, 1996 the Company had no material commitments for capital expenditures.

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

                 In March 1996, the Company entered into a contract for the sale of its 90.9 acre Dade County, Florida property for $2.5 million. The closing is contingent on the buyer's obtaining development approvals for the intended use of the property. If such approvals are obtained, the contract contemplates a fourth quarter 1996 closing. Such contract amount is in excess of the carrying value of the property.

       (2)  Material Changes in Results of Operations
       ---  -----------------------------------------

                 Total real estate revenues for the three months ended March 31, 1996 were $18,000 versus $20,000 for the comparable period in 1995. The 1995 period included proceeds from sales of real estate in the amount of $2,000.

                 Property carrying costs for the first three months of 1996 were $72,000 or 14.3% higher than the amount incurred for 1995. The increase is due to higher professional fees relating to the properties.

                 General and administrative expenses were virtually level with amounts reported in the first quarter of 1995.

                 Interest income for the three months ended March 31, 1996 was $38,000, which results from investment of proceeds received from the sale of the Company's operating subsidiary in May 1995.

                           Part II. Other Information
                           --------------------------


   Item 6.  Exhibits and Reports on Form 8-K
   -------  --------------------------------

       (a)        Exhibits

        27        Financial data schedule

       (b)        Reports on Form 8-K

                  The Company did not file any Current Reports on form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    THACKERAY CORPORATION



                                       By /s/ Jules Ross
                                         ------------------------------
                                         Jules Ross
                                         Vice President, Finance,
                                         (Principal Financial Officer)



   Date: May 1, 1996

                                  EXHIBIT INDEX

Exhibit No.              Description
- -----------              -----------

    27              Financial Data Schedule