Form 10-Q
period 1996-06-30
THACKERAY CORP
filed 1996-08-09
CIK 354639

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      ___________


                         COMMISSION FILE NUMBER: 1-8254



                              THACKERAY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    04-2446697
- --------------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

               400 MADISON AVENUE
                   SUITE 1508
               NEW YORK, NEW YORK                             10017
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                 (212) 759-3695
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    UNCHANGED
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]   No  [_]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, par value $.10 per share, as of August 9, 1996.


================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995


                                                      1996            1995
                                                      ----            ----
ASSETS:                                            (UNAUDITED)

Cash and Cash equivalents                       $    2,848,000  $   3,020,000
Receivables from real estate investments                84,000              0
Mortgage loans                                          62,000         62,000
Investments in real estate (net of
 allowance of $713,000 in 1996 and 1995)             7,059,000      7,059,000
Other assets                                           142,000         62,000
                                                -------------- --------------

Total assets                                    $   10,195,000  $  10,203,000
                                                ==============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

 Accounts payable and accrued expenses          $      216,000  $      83,000
 Deposit liability                                      90,000              0
 Accrued income and other taxes                        238,000        238,000
 Other liabilities                                     128,000        128,000
                                                --------------  -------------

Total liabilities                                      672,000        449,000
                                                --------------  -------------

Stockholders' equity:
 Common stock, $.10 Par value
  (20,000,000 shares authorized;
  6,187,401 shares issued)                             619,000        619,000
 Capital in excess of par value                     53,424,000     53,424,000
 Accumulated deficit                               (34,530,000)   (34,299,000)
 Treasury stock (1,080,000 shares)                  (9,990,000)    (9,990,000)

Total stockholders' equity                           9,523,000      9,754,000
                                                --------------  -------------

Total liabilities and stockholders'
 equity                                         $   10,195,000  $  10,203,000
                                                ==============  =============


The accompanying notes are an integral part of these balance sheets.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
    (UNAUDITED)
                                                      1996            1995
                                                      ----            ----
REVENUES FROM REAL ESTATE OPERATIONS:

Rental and mortgage income                      $       35,000  $      37,000
Sales of real estate                                         0          4,000
                                                --------------  -------------

Total real estate revenues                              35,000         41,000
                                                --------------  -------------

EXPENSES OF REAL ESTATE OPERATIONS:

Property carrying costs including
 real estate taxes                                     109,000        144,000
 Cost of real estate sales                                   0              0
                                                --------------  -------------

Total real estate expenses                             109,000        144,000
                                                --------------  -------------

Loss from real estate operations                       (74,000)      (103,000)
                                                --------------  -------------

General and administrative expenses                    231,000        238,000
Interest income, net                                   (74,000)        (2,000)
                                                --------------  -------------

Loss from continuing operations
 before income taxes                                  (231,000)      (339,000)

Income taxes                                                 0              0
                                                --------------  -------------

Loss from continuing operations                       (231,000)      (339,000)

Loss of discontinued operation
 (net of state income tax expense of
 $56,000 in 1995)                                            0        (43,000)
Loss on sale of discontinued operation                       0     (1,249,000)
                                                --------------  -------------

Net loss                                        ($     231,000)   ($1,631,000)
                                                ==============  =============

LOSS PER SHARE FROM:

 Continuing operations                                  ($0.05)        ($0.07)
 Discontinued operation                                   0.00         ( 0.25)
                                                --------------  -------------

Loss per share                                          ($0.05)        ($0.32)
                                                --------------  -------------

Number of shares                                     5,107,401      5,107,401
                                                ==============  =============



The accompanying notes are an integral part of these statements.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
    (UNAUDITED)
                                                       1996            1995
                                                       ----            ----
REVENUES FROM REAL ESTATE OPERATIONS:

Rental and mortgage income                         $    17,000      $    19,000
Sales of real estate                                         0            2,000
                                                   -----------      -----------

Total real estate revenues                              17,000           21,000
                                                   -----------      -----------

EXPENSES OF REAL ESTATE OPERATIONS:

Property carrying costs including
 Real estate taxes                                      37,000           81,000
                                                   -----------      -----------

Total real estate expenses                              37,000           81,000
                                                   -----------      -----------

Loss from real estate operations                       (20,000)         (60,000)
                                                   -----------      -----------

General and administrative expenses                    127,000          133,000
Interest (income), net                                 (36,000)         (10,000)
                                                   -----------      -----------

Loss from continuing operations
 before income taxes                                  (111,000)        (183,000)

Income taxes                                                 0                0
                                                   -----------      -----------

Loss from continuing operations                       (111,000)        (183,000)

Income of discontinued operation
 (net of state income tax expense
 of $21,000 in 1995)                                         0            2,000

Loss on sale of discontinued operation                       0       (1,249,000)
                                                   -----------      -----------

Net loss                                           ($  111,000)     ($1,430,000)
                                                   ===========      ===========

Loss per share from:
 Continuing operations                             ($     0.02)     ($     0.04)
 Discontinued operation                                   0.00            (0.24)
                                                   -----------      -----------

Total loss per share                               ($     0.02)     ($     0.28)
                                                   -----------      -----------

Number of shares                                     5,107,401        5,107,401
                                                   ===========      ===========



The accompanying notes are an integral part of these statements.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
    (UNAUDITED)
                                                       1996            1995
                                                       ----            ----
CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
 Net loss                                          ($  231,000)     ($1,631,000)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
   Loss relating to discontinued
    operations                                               0        1,292,000
   Depreciation and amortization                         7,000            3,000
 Changes in assets and liabilities,
  exclusive of discontinued operations:
  Increase in receivables from
   real estate investments                             (84,000)               0
  Increase in accounts payable
   and accrued expenses                                133,000          130,000
  Increase in deposit liability                         90,000                0
 Other, net                                            (87,000)           9,000
                                                   -----------      -----------
Net cash flows provided by (used in)
 operating activities:                                (172,000)        (197,000)
                                                   -----------      -----------

CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
 Proceeds from sale of subsidiary, net
  of subsidiary cash of $239,000                             0        3,561,000
 Collections of mortgage loans                               0           31,000
 Proceeds from sale of other investment                      0           19,000
  additions to property, plant
  and equipment                                              0           (7,000)
                                                   -----------      -----------

Net cash flows provided by (used in)
 investing activities                                        0        3,604,000
                                                   -----------      -----------

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
 Repayment of short-term debt                                0         (450,000)
                                                   -----------      -----------

 Net cash flows provided by (used in)
  financing activities                                       0         (450,000)
                                                   -----------      -----------

 (Decrease) increase in cash and
  cash equivalents                                    (172,000)       2,957,000

Cash and cash equivalents -
 beginning of period                                 3,020,000          369,000
                                                   -----------      -----------

Cash and cash equivalents -
 end of period                                     $ 2,848,000      $ 3,326,000
                                                   ===========      ===========




The accompanying notes are an integral part of these statements.

                    THACKERAY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1996 and 1995

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

      The net loss applicable to common stock from continuing operations and from discontinued operations for the six month and three month periods ended June 30, 1996 and 1995 were divided by the number of shares outstanding during the periods to determine per share data.

2.    INCOME TAXES

      The Company anticipates that based on the current status of the proposed sale of its Dade County property, it will generate Federal taxable income for the year ended December 31, 1996. As a result, however, of the existence of net operating loss carryforwards, it expects that no Federal income taxes will be payable for the year ending December 31, 1996. In addition, for the year ended December 31, 1995, the Company generated a net Federal income tax loss. Accordingly, no Federal income tax provisions (credits) for the six month and three month periods ended June 30, 1995 were reported.

3.    STATEMENTS OF CASH FLOWS

      There were no interest payments from continuing operations during the six months ended June 30, 1996. During the six months ended June 30, 1995, interest payments from continuing operations were $5,000.

      There were no income tax payments from continuing operations, during the six months ended June 30, 1996 and 1995.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            -----------------------------------

      (1)   Material changes in financial condition
      ---   ---------------------------------------

            The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

            At June 30, 1996 the Company had no material commitments for capital expenditures.

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

            In connection with the aforementioned contract, during the three months ended June 30, 1996 the Company received a $90,000 deposit from the buyer.

      (2)   Material changes in results of operations
      ---   -----------------------------------------

            Total real estate revenues for the six months ended June 30, 1996 were $35,000 versus $41,000 for the comparable period in 1995, which included proceeds form the sale of real estate of $4,000.

            Property carrying costs for the first six months of 1996 were $35,000 or 24.3% lower than the amount incurred for 1995. The decrease is due to the agreement with Belz Enterprises (see Part II. OTHER INFORMATION), wherein certain expenditures of the related property are charged to the Partnership, and not directly incurred by the Company. During the six months ended June 30, 1996 there were $84,000 of such expenditures charged to the Partnership.

            General and administrative expenses decreased by $7,000 or 2.9% from amounts reported in the first six months of 1995. The decrease was primarily due to a decrease in professional costs.

Part II.    OTHER INFORMATION
- --------    -----------------

Item 5.     Other Information
- -------     -----------------

            On May 20, 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership (the "Partnership"). Pursuant to this agreement, the Company will contribute approximately 140 acres of its Orlando, Florida property (the "Contributed Property") to the Partnership when the requisite construction financing is obtained, such property to be valued at $15,246,000 for capital account purposes. The Partnership, with an affiliate of Belz and Brennand-Paige Industries, Inc., a subsidiary of the Company, as general partners, will develop, construct, operate and lease a retail and entertainment shopping center complex on the Contributed Property (the "Project"). The Company will participate in the cash flow, sales proceeds and refinancing proceeds from the development, financing or disposition of the Project.

            In addition, on May 20, 1996, the Company and Belz Investco entered into a letter agreement regarding the development of the remaining approximately 78 acres of the Company's Orlando, Florida property (the "Phase II Property"), such property to be valued at $8,487,000 for capital account purposes. Pursuant to this letter agreement, the parties agreed to form a new partnership (the "Number 2 Partnership") to develop 22.5 acres of the Phase II Property as commercial property and 55.5 acres of the Phase II Property as multi-family residential property. Each of the Company, through a subsidiary, and Belz, or one of its affiliates, will be 50% owners of the Number 2 Partnership.

            The consummation of these transactions is subject to approval of the Company's stockholders at its 1996 Annual Meeting. For further information concerning these transactions, reference is made to the Company's Proxy Statement for such meeting dated August 5, 1996.

Item 6.     Exhibits and Reports on Form 8-K
- -------     --------------------------------

      (a)   -Exhibits

            *2.1  -     Agreement of Limited Partnership of BT Orlando Limited
                        Partnership, dated May 20, 1996, among BEF, Inc.,
                        Brennand-Paige Industries, Inc., BT Partnership and EST
                        Orlando, Ltd.

            *2.2  -     Number 2 Partnership Letter Agreement, dated
                        May 20, 1996, between Thackeray Corporation and Belz
                        Investco L.P.

            27    -     Financial Data Schedule

      (b)   -Reports on Form 8-K

            The Company filed a Current Report on Form 8-K, dated May 7, 1996, relating to the Belz transactions referred to in Item 5 hereof.

- ------------------------
* Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THACKERAY CORPORATION


                                        By: /s/ Jules Ross
                                           ---------------------------------
                                            Jules Ross
                                            Vice President, Finance,
                                            (Principal Financial Officer)

Date:  August 9, 1996

                                 EXHIBIT INDEX

Exhibit No.       Description
- -----------       -----------

      *2.1  -     Agreement of Limited Partnership of BT Orlando Limited
                  Partnership, dated May 20, 1996, among BEF, Inc.,
                  Brennand-Paige Industries, Inc., BT Partnership and EST
                  Orlando, Ltd.

      *2.2  -     Number 2 Partnership Letter Agreement, dated May 20, 1996, between Thackeray Corporation and Belz Investco L.P.

      27    -     Financial Data Schedule

- ------------------------
* Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.