Form 10-Q
period 1996-09-30
THACKERAY CORP
filed 1996-11-12
CIK 354639

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-Q

                               -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996
                                     or

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

                            400 Madison Avenue
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 8, 1996.

     PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS



      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS                        1996             1995
      SEPTEMBER 30, 1996 AND DECEMBER 31, 1995           ----             ----
                                                     (UNAUDITED)
      ASSETS:

      CASH AND CASH EQUIVALENTS                       $4,771,000        $3,020,000
      RECEIVABLES FROM REAL ESTATE INVESTMENTS           139,000                 0
      MORTGAGE LOANS                                      62,000            62,000
      INVESTMENTS IN REAL ESTATE (NET OF ALLOWANCES
       OF $277,000 IN 1996 AND $713,000 IN 1995)       5,909,000         7,059,000
      OTHER ASSETS                                       195,000            62,000
                                                     -----------       -----------

      TOTAL ASSETS                                   $11,076,000       $10,203,000
                                                     ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY:
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $212,000           $83,000
        ACCRUED INCOME AND OTHER TAXES                   238,000           238,000
        OTHER LIABILITIES                                128,000           128,000
                                                     -----------       -----------
      TOTAL LIABILITIES                                  578,000           449,000
                                                     -----------       -----------
      STOCKHOLDERS' EQUITY:
        COMMON STOCK, $.10 PAR VALUE
         (20,000,000 SHARES AUTHORIZED;
         6,187,401 SHARES ISSUED)                        619,000           619,000
        CAPITAL IN EXCESS OF PAR VALUE                53,424,000        53,424,000
        ACCUMULATED DEFICIT                          (33,555,000)      (34,299,000)
        TREASURY STOCK (1,080,000 SHARES)             (9,990,000)       (9,990,000)
                                                     ------------      -----------

      TOTAL STOCKHOLDERS' EQUITY                      10,498,000         9,754,000
                                                     -----------       -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $11,076,000       $10,203,000
                                                     ===========       ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
      AND 1995 (UNAUDITED)                              1996              1995
                                                        ----              ----

      REVENUES FROM REAL ESTATE OPERATIONS:

      RENTAL AND MORTGAGE INCOME                        $53,000              $55,000
      SALES OF REAL ESTATE, NET                       2,159,000                6,000
                                                     ----------        -------------

      TOTAL REAL ESTATE REVENUES                      2,212,000               61,000
                                                     ----------        -------------
      EXPENSES OF REAL ESTATE OPERATIONS:

      PROPERTY CARRYING COSTS INCLUDING
        REAL ESTATE TAXES                               110,000              223,000
      COST OF PROPERTY SOLD                           1,150,000                    0
                                                     ----------        -------------

      TOTAL REAL ESTATE EXPENSES                      1,260,000              223,000
                                                     ----------        -------------

      INCOME (LOSS) FROM REAL ESTATE OPERATIONS         952,000             (162,000)
                                                     ----------        -------------

      GENERAL AND ADMINISTRATIVE EXPENSES               327,000              326,000
      INTEREST (INCOME) EXPENSE, NET                   (119,000)             (42,000)
                                                     ----------        -------------

      INCOME (LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                              744,000             (446,000)

      INCOME TAXES                                            0                    0

      INCOME (LOSS) FROM CONTINUING OPERATIONS          744,000             (446,000)
                                                     ----------        -------------
      LOSS OF DISCONTINUED OPERATION
       (NET OF STATE INCOME TAX EXPENSE OF $56,000
       IN 1995)                                               0              (43,000)

      LOSS ON SALE OF DISCONTINUED OPERATION                  0           (1,195,000)
                                                     ----------        -------------

      NET INCOME (LOSS)                                $744,000          ($1,684,000)
                                                     ==========        =============
      INCOME (LOSS) PER SHARE FROM:
        CONTINUING OPERATIONS                             $0.15               ($0.09)
        DISCONTINUED OPERATION                             0.00                (0.24)
                                                    -----------        -------------

      INCOME (LOSS) PER SHARE                             $0.15               ($0.33)
                                                    ===========        =============

      NUMBER OF SHARES                                5,107,401            5,107,401
                                                    ===========        =============

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
      AND 1995 (UNAUDITED)                               1996             1995
                                                         ----             ----

      REVENUES FROM REAL ESTATE OPERATIONS:

      RENTAL AND MORTGAGE INCOME                         $18,000           $18,000
      SALES OF REAL ESTATE, NET                        2,159,000             2,000
                                                     -----------       -----------

      TOTAL REAL ESTATE REVENUES                       2,177,000            20,000
                                                     -----------       -----------
      EXPENSES OF REAL ESTATE OPERATIONS:

      PROPERTY CARRYING COSTS INCLUDING
       REAL ESTATE TAXES                                   1,000            79,000
      COST OF PROPERTY SOLD                            1,150,000                 0
                                                     -----------       -----------

      TOTAL REAL ESTATE EXPENSES                       1,151,000            79,000
                                                     -----------       -----------

      INCOME (LOSS) FROM REAL ESTATE OPERATIONS        1,026,000           (59,000)
                                                     -----------       -----------

      GENERAL AND ADMINISTRATIVE EXPENSES                 96,000            88,000
      INTEREST (INCOME) EXPENSE, NET                     (45,000)          (40,000)
                                                     -----------       -----------

      INCOME (LOSS) FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                               975,000          (107,000)

      INCOME TAXES                                             0                 0
                                                     -----------       -----------

      INCOME (LOSS) FROM CONTINUING OPERATIONS           975,000          (107,000)

      LOSS OF DISCONTINUED OPERATION                           0                 0

      INCOME ON SALE OF DISCONTINUED OPERATION                 0            54,000
                                                     -----------       -----------
      NET INCOME (LOSS)                                 $975,000          ($53,000)
                                                     ===========       ===========
      INCOME (LOSS) PER SHARE FROM:
        CONTINUING OPERATIONS                              $0.19            ($0.02)
        DISCONTINUED OPERATION                              0.00              0.01
                                                     -----------       -----------

      TOTAL INCOME (LOSS) PER SHARE                        $0.19            ($0.01)
                                                     ===========       ===========

      NUMBER OF SHARES                                 5,107,401         5,107,401
                                                     ===========       ===========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



      THACKERAY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
      AND 1995 (UNAUDITED)                               1996             1995
                                                         ----             ----

      CASH FLOWS PROVIDED BY (USED IN) OPERATING
       ACTIVITIES:
        NET INCOME (LOSS)                               $744,000       ($1,684,000)
        ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
         NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES:
          GAIN ON SALE OF REAL ESTATE                 (1,009,000)                0
          LOSS RELATING TO DISCONTINUED OPERATIONS             0         1,238,000
          DEPRECIATION AND AMORTIZATION                   11,000             5,000
        CHANGES IN ASSETS AND LIABILITIES, EXCLUSIVE
         OF DISCONTINUED OPERATIONS:
          INCREASE IN RECEIVABLES FROM REAL
           ESTATE INVESTMENTS                           (139,000)                0
          INCREASE IN ACCOUNTS PAYABLE AND
           ACCRUED LIABILITIES                           129,000           140,000
          OTHER, NET                                    (144,000)          (45,000)
                                                     -----------       -----------

        NET CASH FLOWS PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                           (408,000)         (346,000)
                                                     -----------       -----------

      CASH FLOWS PROVIDED BY (USED IN) INVESTING
       ACTIVITIES:

        PROCEEDS FROM SALE OF REAL ESTATE, NET         2,159,000                 0
        PROCEEDS FROM SALE OF SUBSIDIARY, NET
         OF SUBSIDIARY CASH OF $239,000                        0         3,615,000
          COLLECTIONS OF MORTGAGE LOANS                        0            39,000
          PROCEEDS FROM SALE OF OTHER INVESTMENT               0            38,000
          ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT           0            (7,000)
                                                     -----------       -----------

          NET CASH FLOWS PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                        2,159,000         3,685,000
                                                     -----------         ---------
      CASH FLOWS PROVIDED BY (USED IN) FINANCING
       ACTIVITIES:
        REPAYMENT OF SHORT-TERM DEBT                           0          (450,000)
                                                     -----------       -----------

        NET CASH FLOWS PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                  0          (450,000)

        INCREASE IN CASH AND CASH EQUIVALENTS          1,751,000         2,889,000

        CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD                                        3,020,000           369,000
                                                     -----------       -----------

        CASH AND CASH EQUIVALENTS - END OF PERIOD     $4,771,000        $3,258,000
                                                     ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996 and 1995

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

          The net income (loss) applicable to common stock from continuing operations and from discontinued operations for the nine month and three month periods ended September 30, 1996 and 1995 were divided by the number of shares outstanding during the periods to determine per share data.

     2.   INCOME TAXES

          The Company anticipates it will generate Federal taxable income for the year ended December 31, 1996. As a result however of the existence of net operating loss carryforwards, it expects that no Federal income taxes will be payable for such year. In addition, for the year ended December 31, 1995, the Company generated a net Federal income tax loss. Accordingly, no Federal income tax provisions (credits) for the nine month and three month periods ended September 30, 1996 and 1995 were reported.

     3.   STATEMENTS OF CASH FLOWS

          There were no interest payments from continuing operations during the nine months ended September 30, 1996 and 1995.

          There were no income tax payments from continuing operations during the nine months ended September 30, 1996 and 1995.


Item 2.  Management's Discussion and Analysis of Financial
---- --  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

     (1)  Material Changes in Financial Condition
     ---  ---------------------------------------
               The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

               At September 30, 1996 the Company had no material commitments for capital expenditures.

               In August 1996, the Company completed the sale of its 90.9 acre Dade County, Florida property for $2,159,000, realizing a gain on the transaction of $1,009,000.


     (2)  Material Changes in Results of Operations
     ---  -----------------------------------------

               Total real estate revenues for the nine months ended September 30, 1996 were $2,212,000 versus $61,000 for the comparable period in 1995. Revenues for 1996 include the aforementioned sale of real estate of $2,159,000.

               Property carrying costs for the first nine months of 1996 were $113,000 or 50% lower than the amount incurred for 1995. The decrease is due to the agreement with Belz Enterprises, wherein certain expenditures of the related property are paid by the Company, but are charged to the Partnership (referred to in Part II, Item 5 below). During the nine months ended September 30, 1996 there were $139,000 of such expenditures charged to the Partnership.

Part II.  Other Information
---- --   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
---- --   ---------------------------------------------------

     (a) The Annual Meeting of Stockholders of the Company was held on September 26, 1996.

     (b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg, Moses Rothman and John Sladkus were elected directors of the Company at the meeting.

     (c) The following table shows the results of the voting taken at the meeting:



            Nominee                       Votes For         Votes Withheld
            -------                       ---------         --------------
            Martin J. Rabinowitz          4,503,148               292,230
            Jules Ross                    4,503,148               292,230
            Ronald D. Rothberg            4,503,148               292,230
            Moses Rothman                 4,503,128               292,250
            John Sladkus                  4,503,128               292,250


          There were no abstentions or broker non-votes with respect to any of the directors.

          4,783,259 shares were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the year ending December 31, 1996, with 10,839 shares voted against, 1,280 shares abstained and there were no broker non-votes.

          3,573,106 shares were voted in favor of the proposal to transfer the Company's approximately 218 acres Orlando, Florida property as described in Item 5 below, with 308,621 shares voted against, 26,531 shares abstained and there were 887,120 broker non-votes.

          Reference is made to the Company's Proxy Statement dated August 5, 1996 for its 1996 Annual Meeting (the "Proxy Statement") for additional information concerning the matters voted on at the meeting.


Item 5.   Other Information
---- --   -----------------

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

          For further information concerning these transactions, reference is made to the Proxy Statement.

Item 6.   Exhibits and Reports on Form 8K
---- --   -------------------------------

     (a)  Exhibits

          27 - Financial Data Schedule

     (b)  Report on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996.




                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THACKERAY CORPORATION



                                   By   /s/ Jules Ross
                                        --------------

                                        Jules Ross
                                        Vice President, Finance,
                                        (Principal Financial Officer)


Date:  November 8, 1996


     NYFS07...:\55\69555\0001\1708\FRMN066N.58C

                                  EXHIBIT INDEX


Exhibit No.              Description
----------               -----------

     27                  Financial Data Schedule