Form 10-K405
period 1996-12-31
THACKERAY CORP
filed 1997-03-28
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

COMMISSION FILE NUMBER 1-8254

                               THACKERAY CORPORATION
                               ---------------------
                (Exact name of registrant as specified in its charter)

          DELAWARE                                              04-2446697
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

            400 MADISON AVENUE, SUITE 1508, NEW YORK, NEW YORK 10017
            --------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 24, 1997 computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $7,336,128.

Number of shares of the registrant's Common Stock outstanding as of March 24, 1997: 5,107,401.



                            [cover page 1 of 2 pages]

                          DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 8, 1997 are incorporated by reference into
      Part III of this report.



                             [cover page 2 of 2 pages]

                                 PART I

Item 1.  Business

                     GENERAL DEVELOPMENT OF BUSINESS

            Thackeray Corporation ("Thackeray" or the "Company") is a Delaware corporation which holds real estate for investment.

                         DESCRIPTION OF BUSINESS

            Thackeray's business is the management of its real estate investments. The Company does not presently intend to acquire additional real estate assets. For information with respect to Thackeray's real estate, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

            On May 20, 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership. Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the partnership, which property was valued at $15,246,000 for capital account purposes. The partnership, with an affiliate of Belz and Brennand-Paige Industries, Inc., a subsidiary of the Company, as general partners, will develop, construct, operate and lease a retail and entertainment shopping center complex on the property. The Company will participate in the cash flow, sales proceeds and refinancing proceeds from the development, financing or disposition of such project.

            In addition, on May 20, 1996, the Company and Belz Investco entered into a letter agreement regarding the development of the remaining approximately 78 acres of the Company's Orlando, Florida property, which property will be valued at $8,487,000 for capital account purposes. Pursuant to this letter agreement, the parties agreed to form a new partnership to develop 22.5 acres of such property as commercial property and 55.5 acres thereof as multi-family residential property. The Company, through a subsidiary, and Belz, or one of its affiliates, will be 50% owners of such partnership.

            In August 1996, the Company sold its 90.9 acre Dade County, Florida property for $2,159,000, realizing a gain on the transaction of $1,009,000.

            In November 1996, the Company entered into an agreement for the sale of its Sumter County, Florida property for $104,000, generating a loss on the transaction of $49,000. The transaction closed in January 1997. For financial reporting purposes the transaction is being recorded as having closed in 1996.

Indebtedness

            For information with respect to the Company's indebtedness, see Note 4 of Notes to Consolidated Financial Statements included in the Annual Report, which Note is incorporated herein by reference.

General

            As of December 31, 1996, the Company had two employees.

Item 2.  Properties

            For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 3 and 7 of Notes to Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

            Thackeray's executive offices are located at 400 Madison Avenue, New York, New York. The lease at this location expires in December 1997 and provides for an annual base rent of $32,000.

Item 3.  Legal Proceedings

            There are no legal proceedings currently pending against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Stockholders

            During the quarter ended December 31, 1996, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                 PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 8.  Financial Statements and Supplementary Data

            Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

            1.    Report of Independent Public Accountants.

            2.    Consolidated Balance Sheets -- December 31, 1996 and 1995.

            3. Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

            4. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

            5. Notes to Consolidated Financial Statements -- December 31, 1996, 1995 and 1994.

Item 9.  Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure

            Not Applicable.


                                PART III

Item 10.  Directors and Executive Officers of the Registrant

            Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 8, 1997 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation

            Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

            Reference is made to the information to be set forth in the sections entitled "Ownership of Voting Securities" and "Election of Directors - Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

            Reference is made to the information to be set forth in the section entitled "Election of Directors - Compensation and Interest of Management in Certain Transactions" in the Proxy Statement, which section is incorporated herein by reference.

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

            3(a)(ii) - Certificate of Designation of $4.15 Cumulative Preferred
                        Stock. (2)

            3(a)(iii) - Amendment to Certificate of Incorporation of the
                        Company.(3)

            3(b) - By-Laws of the Company.  (1)

            10(a) - Agreement of Limited Partnership of BT Orlando Limited
                  Partnership, dated May 20, 1996, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd.
                  (4)

            10(b)-Number 2 Partnership Letter Agreement, dated May 20, 1996, between the Company and Belz Investco L.P. (4)

            11 - Statement re Computation of Per Share Data.

            13 - The Company's 1996 Annual Report to Stockholders.

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

(4) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.


            (b) - During the quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1997           THACKERAY CORPORATION
                                      (Registrant)


                                      By: /s/ Martin J. Rabinowitz
                                         ---------------------------------
                                         Name: Martin J. Rabinowitz
                                         Title:  President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                   Date
---------                     -----                                   ----

                              Chairman of the Board,
                              President and Director
/s/ Martin J. Rabinowitz      (Principal Executive Officer)      March 26, 1997
---------------------------
Martin J. Rabinowitz


                              Vice President, Finance,
                              Treasurer, Secretary and Director
                              (Principal Financial
/s/ Jules Ross                and Accounting Officer)            March 26, 1997
---------------------------
Jules Ross


/s/ Ronald D. Rothberg        Director                           March 26, 1997
---------------------------
Ronald D. Rothberg


/s/ Moses Rothman             Director                           March 26, 1997
---------------------------
Moses Rothman


/s/ John Sladkus              Director                           March 26, 1997
---------------------------
John Sladkus

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference in Item 8 of this report.

            1.    Report of Independent Public Accountants.

            2.    Consolidated Balance Sheets -- December 31, 1996 and 1995.

            3. Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

            4. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

            5. Notes to Consolidated Financial Statements -- December 31, 1996, 1995 and 1994.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thackeray Corporation's 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the List of Financial Statements and Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                    Arthur Andersen LLP


New York, New York
March 24, 1997

THACKERAY CORPORATION AND SUBSIDIARIES                              SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                     1996              1995               1994
                                                     ----              ----               ----
Allowance for possible investment losses
(Deducted from "Investments in real estate")
 -----------------------------------------
Balance at beginning of year                       $713,000          $633,000          $197,000
  Charged to costs and expenses                        -               80,000           436,000
  Other                                            (713,000)(a)          -                 -
                                                  ---------         ---------         ---------
Balance at end of year                             $      0          $713,000          $633,000
                                                  =========         =========         =========

--------------------

(a)  Elimination of reserves relating to real estate recognized as sold in 1996.


                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


Exhibit No.      Description of Document
-----------      -----------------------

    3(a)(i) --   Certificate of Incorporation of the Company. (1)

    3(a)(ii) --  Certificate of Designation of $4.15 Cumulative
                 Preferred Stock. (2)

    3(a)(iii)--  Amendment to Certificate of Incorporation of
                 the Company. (3)

    3(b)    --   By-laws of the Company.  (1)

    10(a)   --   Agreement of Limited Partnership of BT Orlando
                 Limited Partnership, dated May 20, 1996, among
                 BEF, Inc., Brennand-Paige Industries, Inc., BT
                 Partnership and EST Orlando, Ltd. (4)

    10(b)   --   Number 2 Partnership Letter Agreement, dated May
                 20, 1996, between the Company and Belz Investco
                 L.P. (4)

    11      --   Statement re Computation of Per Share Data.*

    13      --   The Company's 1996 Annual Report to Stockholders.*

    21      --   Subsidiaries of the Company.*

    27      --   Financial Data Schedule.*
___________________________________
*   Filed herewith
(1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).
(2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(4) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.