Form 10-Q
period 1997-03-31
THACKERAY CORP
filed 1997-05-09
CIK 354639

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                                 ---------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
        ___________

                         COMMISSION FILE NUMBER: 1-8254


                              THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                       04-2446697
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                               400 MADISON AVENUE
                                   SUITE 1508
                            NEW YORK, NEW YORK 10017
                                 (212) 759-3695
--------------------------------------------------------------------------------
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices)



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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 1, 1997.


================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996

                                                              1997                1996
                                                              ----                ----
ASSETS:                                                  (UNAUDITED)

  CASH AND CASH EQUIVALENTS                                  $4,678,000          $4,615,000
  RECEIVABLES FROM REAL ESTATE PARTNERSHIPS                     257,000             198,000
  INVESTMENTS IN REAL ESTATE                                  5,756,000           5,756,000
  OTHER ASSETS, NET                                             255,000             315,000
                                                         --------------      --------------

TOTAL ASSETS                                                $10,946,000         $10,884,000
                                                         ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $174,000            $100,000
  ACCRUED INCOME AND OTHER TAXES                                306,000             308,000
  OTHER LIABILITIES                                             128,000             128,000
                                                         --------------      --------------

TOTAL LIABILITIES                                               608,000             536,000
                                                         --------------      --------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE
   (20,000,000 SHARES AUTHORIZED;
   6,187,401 SHARES ISSUED)                                     619,000             619,000
  CAPITAL IN EXCESS OF PAR VALUE                             53,424,000          53,424,000
  ACCUMULATED DEFICIT                                       (33,715,000)        (33,705,000)
  TREASURY STOCK (1,080,000 SHARES)                          (9,990,000)         (9,990,000)
                                                         --------------      --------------

TOTAL STOCKHOLDERS' EQUITY                                   10,338,000          10,348,000
                                                         --------------      --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $10,948,000         $10,884,000
                                                         ==============      ==============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996 (UNAUDITED)

                                                             1997                 1996
                                                             ----                 ----
REVENUES FROM REAL ESTATE OPERATIONS:

  RENTAL AND MORTGAGE INCOME                                  $16,000                 $18,000
                                                         ------------       -----------------

TOTAL REAL ESTATE REVENUES                                     16,000                  18,000
                                                         ------------       -----------------

EXPENSES OF REAL ESTATE OPERATIONS:

  PROPERTY CARRYING COSTS INCLUDING
   REAL ESTATE TAXES                                                0                  72,000
                                                         ------------       -----------------


TOTAL REAL ESTATE EXPENSES                                          0                  72,000
                                                         ------------       -----------------



INCOME (LOSS) FROM REAL ESTATE OPERATIONS                      16,000                 (54,000)
                                                         ------------       -----------------


GENERAL AND ADMINISTRATIVE EXPENSES                           90,000                  104,000
INTEREST INCOME, NET                                         (64,000)                 (38,000)
                                                         ------------       -----------------

LOSS BEFORE INCOME TAXES                                     (10,000)                (120,000)

INCOME TAXES                                                        0                       0
                                                         ------------       -----------------

NET LOSS                                                    ($10,000)               ($120,000)
                                                         ============       =================

LOSS PER SHARE                                                ($0.00)                  ($0.02)
                                                         ============       =================

NUMBER OF SHARES                                            5,107,401               5,107,401
                                                         ============       =================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996 (UNAUDITED)

                                                              1997                1996
                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                     ($10,000)          ($120,000)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                 1,000               3,000
  CHANGES IN ASSETS AND LIABILITIES:
    INCREASE IN RECEIVABLES FROM REAL
     ESTATE PARTNERSHIPS                                        (59,000)                  0
    INCREASE IN ACCOUNTS PAYABLE AND
     ACCRUED LIABILITIES                                         72,000              45,000
  OTHER, NET                                                    (43,000)            (85,000)
                                                         --------------      --------------

  NET CASH FLOWS (USED IN) OPERATING ACTIVITIES                 (39,000)           (157,000)
                                                         --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF REAL ESTATE                             102,000                   0
                                                         --------------      --------------
  NET CASH FLOWS PROVIDED BY INVESTING
   ACTIVITIES                                                   102,000                   0
                                                         --------------      --------------


  CASH AND CASH EQUIVALENTS - BEGINNING OF
   PERIOD                                                     4,615,000           3,020,000
                                                         --------------      --------------

  CASH AND CASH EQUIVALENTS - END OF PERIOD                  $4,678,000          $2,863,000
                                                         ==============      ==============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996

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

        Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

        The net loss applicable to common stock for the three months ended March 31, 1997 and 1996 was divided by the number of shares outstanding during the period to determine per share data.

2.      INCOME TAXES

        The Company anticipates it will generate Federal taxable loss for the year ended December 31, 1997 and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1997. For the full year 1996, net operating loss carryforwards were in excess of Federal taxable income. Accordingly, for the three month period ended March 31, 1996 the Federal income tax provision has been eliminated through the utilization of such loss carryforwards.

3.      STATEMENTS OF CASH FLOWS

        There were no interest payments for the three months ended March 31, 1997 and 1996.

        There were no income tax payments during the three months ended March 31, 1997 and 1996.


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

(1)     Material Changes in Financial Condition

               The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

               At March 31, 1997 the Company had no material commitments for capital expenditures.


(2)  Material Changes in Results of Operations

               Total real estate revenues for the three months ended March 31, 1997 were $16,000 versus $18,000 for the comparable period in 1996.

               There were no property carrying costs incurred in 1997 versus $72,000 incurred during the first three months of 1996. Such decrease results from the Partnership Agreement with Belz Enterprises, wherein certain expenditures of the related property are paid by the Company, but are charged to the Partnership. During the three months ended March 31, 1997 there were $59,000 of such expenditures charged to the Partnership.

               General and administrative expenses were $14,000 or 13% lower than the first quarter of 1996. The decrease is due to lower professional fees.

               Interest income for the three months ended March 31, 1997 was $64,000, versus $38,000 for the comparable period in 1996. The increase relates to a higher level of cash equivalents resulting from the sale in August 1996, of real estate property.

Part II.       Other Information
Item 6.        Exhibits and Reports on Form 8K

(a)     Exhibits

        27 - Financial Data Schedule

(b)     Report on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1997.




                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THACKERAY CORPORATION



                                            By: /s/ Jules Ross
                                               --------------------------------
                                                Jules Ross
                                                Vice President, Finance,
                                                (Principal Financial Officer)


Date:  May 8, 1997

                                  EXHIBIT INDEX


Exhibit No.                   Description
-----------                   --------------------------

    27                        Financial Data Schedule