Form 10-Q
period 1997-06-30
THACKERAY CORP
filed 1997-07-28
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


            [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 1997
                                             or
            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _______ to ______


                          Commission File Number 1-8254
                                                 ------

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


                               400 Madison Avenue
                                   Suite 1508
                            New York, New York 10017
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (212) 759-3695
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                    Unchanged
--------------------------------------------------------------------------------
              (Former name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of July 28, 1997.



NYFS07...:\55\69555\0001\1708\FRM7257B.140

PART I. - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996

                                                         1997           1996
                                                     ------------   -----------
ASSETS:                                               (UNAUDITED)

 CASH AND CASH EQUIVALENTS                             $4,562,000    $4,615,000
 RECEIVABLES FROM REAL ESTATE PARTNERSHIPS                330,000       198,000
 INVESTMENTS IN REAL ESTATE                             5,756,000     5,756,000
 OTHER ASSETS, NET                                        233,000       315,000
                                                     ------------   -----------
TOTAL ASSETS                                          $10,881,000   $10,884,000
                                                     ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   $151,000      $100,000
 ACCRUED INCOME AND OTHER TAXES                           306,000       308,000
 OTHER LIABILITIES                                        128,000       128,000
                                                     ------------   -----------

TOTAL LIABILITIES                                         585,000       536,000
                                                     ------------   -----------

STOCKHOLDERS' EQUITY:
 COMMON STOCK, $.10 PAR VALUE
   (20,000,00 SHARES AUTHORIZED;
   6,187,401 SHARES ISSUED)                               619,000       619,000
 CAPITAL IN EXCESS OF PAR VALUE                        53,424,000    53,424,000
 ACCUMULATED DEFICIT                                  (33,757,000)  (33,705.000)
 TREASURY STOCK (1,080,000 SHARES)                     (9,990,000)   (9,990,000)
                                                     ------------   -----------

TOTAL STOCKHOLDERS' EQUITY                             10,296,000    10,348,000
                                                     ------------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $10,881,00   $10,884,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
       (UNAUDITED)

                                                            1997        1996
                                                            ----        ----
REVENUES FROM REAL ESTATE OPERATIONS:

  RENTAL AND MORTGAGE INCOME                               $32,000    $35,000
                                                         ---------  ---------

TOTAL REAL ESTATE REVENUES                                 $32,000     35,000
                                                         ---------  ---------

EXPENSES OF REAL ESTATE OPERATIONS:

  PROPERTY CARRYING COSTS INCLUDING
    REAL ESTATE TAXES                                            0    109,000
                                                         ---------  ---------

TOTAL REAL ESTATE EXPENSES                                       0    109,000
                                                         ---------  ---------

INCOME (LOSS) FROM REAL ESTATE OPERATIONS                   32,000    (74,000)

GENERAL AND ADMINISTRATIVE EXPENSES                        209,000    231,000
INTEREST INCOME, NET                                      (125,000)   (74,000)
                                                         ---------  ---------

LOSS FROM BEFORE INCOME TAXES                              (52,000)  (231,000)

INCOME TAXES                                                     0          0
                                                         ---------  ---------

NET LOSS                                                   $52,000  ($231,000)
                                                         =========  =========

LOSS PER SHARE                                              ($0.01)    ($0.05)
                                                         =========  =========

NUMBER OF SHARES                                         5,107,401  5,107,401
                                                         =========  =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
     (UNAUDITED)
                                                          1997         1996
                                                          ----         ----

REVENUES FROM REAL ESTATE OPERATIONS:

  RENTAL AND MORTGAGE INCOME                             $16,000     $17,000
                                                       ---------   ---------

TOTAL REAL ESTATE REVENUES                                16,000      17,000
                                                       ---------   ---------

EXPENSES OF REAL ESTATE OPERATIONS:

  PROPERTY CARRYING COSTS INCLUDING
   REAL ESTATE TAXES                                           0      37,000
                                                       ---------   ---------

TOTAL REAL ESTATE EXPENSES                                     0      37,000
                                                       ---------   ---------

INCOME (LOSS) FROM REAL ESTATE OPERATIONS                 16,000     (20,000)

GENERAL AND ADMINISTRATIVE EXPENSES                      119,000     127,000
INTEREST INCOME, NET                                     (61,000)    (36,000)
                                                       ---------   ---------

LOSS FROM BEFORE INCOME TAXES                            (42,000)   (111,000)

INCOME TAXES                                                   0           0
                                                       ---------   ---------

NET LOSS                                                ($42,000)  ($111,000)
                                                       =========   =========

LOSS PER SHARE                                            ($0.01)     ($0.02)
                                                       =========   =========

NUMBER OF SHARES                                       5,107,401   5,107,401
                                                       =========   =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
       (UNAUDITED)

                                                          1997         1996
                                                          ----         ----

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:  ($52,000)   ($231,000)
NET LOSS
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                            2,000        7,000
CHANGES IN ASSETS AND LIABILITIES:
 INCREASE IN RECEIVABLES FROM REAL
  ESTATE PARTNERSHIPS                                   (132,000)     (84,000)
 INCREASE IN ACCOUNTS PAYABLE AND
  ACCRUED LIABILITIES                                     49,000      133,000
 INCREASE IN DEPOSIT LIABILITY                                 0       90,000
 OTHER, NET                                              (22,000)     (87,000)
                                                     -----------  -----------

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES           (155,000)    (172,000)
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF REAL ESTATE                       102,000            0
                                                     -----------  -----------

 NET CASH FLOWS FROM INVESTING ACTIVITIES                102,000            0
                                                     -----------  -----------

 DECREASE IN CASH AND CASH EQUIVALENTS                   (53,000)    (172,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        4,615,000    3,020,000
                                                     -----------  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $4,562.000   $2,848,000
                                                     ===========  ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996

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

    The net loss applicable to common stock for the six month and three month periods ended June 30, 1997 and 1996 were divided by the number of shares outstanding during the periods to determine per share data.

2.  INCOME TAXES

    The Company anticipates it will generate a Federal taxable loss for the year ended December 31, 1997, and therefore it expects that no federal income taxes will be payable for such year. For the full year 1996, available net operating loss carry-forwards were in excess of Federal taxable income. Accordingly, for the six month and three month periods ended June 30, 1996, the Federal income tax provision has been eliminated through the utilization of such loss carry-forwards.

3.  STATEMENTS OF CASH FLOWS

    There were no interest payments during the six months ended June 30, 1997 and 1996.

    There were no income tax payments during the six month ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------------------------

(1)     Material Changes in Financial Condition
        ---------------------------------------

        The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

        At June 30, 1997 the Company had no material commitments for capital expenditures.

(2)     Material Changes in Results of Operations
        -----------------------------------------

        Total real estate revenues for the six months ended June 30, 1997 were $32,000 versus $35,000 for the comparable period in 1996, which included $3,000 of interest income from mortgage loans, which were subsequently collected in the fourth quarter 1996.

        There were no property carrying costs incurred in 1997 versus $109,000 for the first six months of 1996. Such decrease results from the Partnership Agreement with Belz Enterprises, wherein certain expenditures of the related property are paid by the Company, but are charged to the Partnership. During the six months ended June 30, 1997 there were $132,000 of such expenditures charged to the Partnership.

        General and administrative expenses decreased by $22,000 or 9.5% from amounts reported in the first six months of 1996. The decrease was primarily in professional costs.

        Interest income for the six months ended June 30, 1997 was $125,000 versus $74,000 for the comparable period in 1996. The increase relates to a higher level of cash equivalents resulting from the sale in August 1996 of certain real estate property.

PART II.    OTHER INFORMATION
            -----------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

    (a) The Annual Meeting of Stockholders of the Company was held on May 8, 1997.

    (b) Martin J. Rabinowitz, Jules Ross. Ronald D. Rothberg,
        Moses Rothman and John Sladkus were elected directors of the Company at the meeting.

    (c) The following table show the results of the voting taken at the meeting:

Nominee                     Votes For            Votes Withheld
-------                     ---------            --------------

Martin J. Rabinowitz        4,527,577                209,526
Jules Ross                  4,530,177                206,926
Ronald D. Rothberg          4,530,377                206,726
Moses Rothman               4,530,217                206,886
John Sladkus                4,530,277                206,826


        There were no abstention or broker non-votes with respect to any of the directors.

        4,700,317 shares were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the year ending December 31, 1997, with 16,944 shares voted against, 19,842 shares abstained and there were no broker non- votes.

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------

    (a)     Exhibits

            Exhibit No.         Description

                27              Financial Data Schedule


    (b)     Reports on Form 8-K


            The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

            Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THACKERAY CORPORATION

                                       By   /s/ Jules Ross
                                          ----------------------------------
                                          Jules Ross
                                          Vice President, Finance,
                                          (Principal Financial Officer)

Date: July 28, 1997

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         --------------------------------------------

    27              Financial Data Schedule