Form 10-Q
period 1997-09-30
THACKERAY CORP
filed 1997-11-07
CIK 354639

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1997
                                             ------------------
                                      or

       [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                          Commission File Number 1-8254
                                                 ------

                              THACKERAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                                04-2446697
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


        400 Madison Ave.
        Suite 1508
        New York, New York                                             10017
----------------------------------------                            ----------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (212) 759-3695
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                    Unchanged
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 4, 1997.





NYFS07...:\55\69555\0001\1708\FRMN057K.290

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                                   1997                 1996
                                                   ----                 ----

ASSETS:                                         (UNAUDITED)

   CASH AND CASH EQUIVALENTS                    $5,398,000           $4,615,000
   RECEIVABLES FROM REAL ESTATE PARTNERSHIP        389,000              198,000
   INVESTMENTS IN REAL ESTATE                    5,756,000            5,756,000
   OTHER ASSETS, NET                               232,000              315,000
                                               -----------           ----------

TOTAL ASSETS                                   $11,775,000          $10,884,000
                                               ===========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES           $190,000             $100,000
  ACCRUED INCOME AND OTHER TAXES                   306,000              308,000
  OTHER LIABILITIES                                128,000              128,000
                                               -----------           ----------

TOTAL LIABILITIES                                  624,000              536,000
                                               -----------           ----------


STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE
    (20,000,000 SHARES AUTHORIZED;
    6,187,401 SHARES ISSUED)                       619,000              619,000
  CAPITAL IN EXCESS OF PAR VALUE                53,424,000           53,424,000
  ACCUMULATED DEFICIT                          (32,902,000)         (33,705,000)
  TREASURY STOCK (1,080,000 SHARES)             (9,990,000)          (9,990,000)
                                               -----------           ----------

TOTAL STOCKHOLDERS' EQUITY                      11,151,000           10,348,000
                                               -----------           ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $11,775,000          $10,884,000
                                               ===========          ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
    (UNAUDITED)                                        1997             1996
                                                       ----             ----

REVENUES FROM REAL ESTATE OPERATIONS:

  RENTAL AND MORTGAGE INCOME                           $48,000          $53,000
  SALES OF REAL ESTATE, NET                                  0        2,159,000
                                                     ---------        ---------

TOTAL REAL ESTATE REVENUES                              48,000        2,212,000
                                                     ---------        ---------

EXPENSES OF REAL ESTATE OPERATIONS:

  PROPERTY CARRYING COSTS INCLUDING
    REAL ESTATE TAXES                                        0          110,000
  COST OF PROPERTY SOLD                                      0        1,150,000
                                                     ---------        ---------

TOTAL REAL ESTATE EXPENSES                                   0        1,260,000
                                                     ---------        ---------

INCOME FROM REAL ESTATE OPERATIONS                      48,000          952,000
                                                     ---------        ---------


GENERAL AND ADMINISTRATIVE EXPENSES                    295,000          327,000
INTEREST INCOME, NET                                  (192,000)        (119,000)
GAIN ON SALE OF INVESTMENT                             873,000                0
                                                     ---------        ---------

INCOME BEFORE INCOME TAXES                             818,000          744,000

INCOME TAXES                                            15,000                0
                                                     ---------        ---------

NET INCOME                                            $803,000         $744,000
                                                     =========        =========


INCOME PER SHARE                                         $0.16            $0.15
                                                         =====            =====



NUMBER OF SHARES                                     5,107,401        5,107,401
                                                     =========        =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
    (UNAUDITED)                                         1997            1996
                                                        ----            ----

REVENUES FROM REAL ESTATE OPERATIONS:

  RENTAL AND MORTGAGE INCOME                           $16,000          $18,000
  SALES OF REAL ESTATE                                       0        2,159,000
                                                     ---------        ---------

TOTAL REAL ESTATE REVENUES                              16,000        2,177,000
                                                     ---------        ---------

EXPENSES OF REAL ESTATE OPERATIONS:

  PROPERTY CARRYING COSTS INCLUDING
    REAL ESTATE TAXES                                        0            1,000
  COST OF PROPERTY SOLD                                      0        1,150,000
                                                     ---------        ---------

TOTAL REAL ESTATE EXPENSES                                   0        1,151,000
                                                     ---------        ---------

INCOME FROM REAL ESTATE OPERATIONS                      16,000        1,026,000
                                                     ---------        ---------


GENERAL AND ADMINISTRATIVE EXPENSES                     86,000           96,000
INTEREST INCOME, NET                                   (67,000)         (45,000)
GAIN ON SALE OF INVESTMENT                             873,000                0
                                                     ---------        ---------

INCOME BEFORE INCOME TAXES                             870,000          975,000

INCOME TAXES                                            15,000                0
                                                     ---------        ---------

NET INCOME                                            $855,000         $975,000
                                                     =========        =========


INCOME PER SHARE                                         $0.17            $0.19
                                                         =====            =====


NUMBER OF SHARES                                     5,107,401        5,107,401
                                                     =========        =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
    (UNAUDITED)                                         1997             1996
                                                        ----             ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                          $803,000         $744,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      GAIN ON SALE OF REAL ESTATE                            0       (1,009,000)
      GAIN ON SALE OF INVESTMENT                      (873,000)               0
      DEPRECIATION AND AMORTIZATION                      3,000           11,000
  CHANGES IN ASSETS AND LIABILITIES:
    INCREASE IN RECEIVABLES FROM REAL
      ESTATE PARTNERSHIP                              (191,000)        (139,000)
    INCREASE IN ACCOUNTS PAYABLE AND
      ACCRUED LIABILITIES                               88,000          129,000
  OTHER, NET                                           (36,000)        (144,000)
                                                     ---------        ---------

NET CASH FLOWS USED IN OPERATING ACTIVITIES           (206,000)        (408,000)
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF REAL ESTATE                    102,000        2,159,000
  PROCEEDS FROM SALE OF INVESTMENT                     887,000                0
                                                     ---------        ---------

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES        989,000        2,159,000
                                                     ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                  783,000        1,751,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      4,615,000        3,020,000
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $5,398,000       $4,771 000
                                                     =========        =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997 and 1996

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

      The net income applicable to common stock for the nine month and three month periods ended September 30, 1997 and 1996 were divided by the number of shares outstanding during the periods to determine per share data.

2.    INCOME TAXES

      The Company anticipates it will generate a Federal taxable income for the year ended December 31, 1997. As a result however of the existence of net operating loss carryforwards, it expects that no Federal income taxes will be payable for such year, except for alternative minimum taxes. For the full year 1996, available net operating loss carryforwards were in excess of Federal taxable income. Accordingly, for the nine month and three month periods ended September 30, 1997, the Federal income tax provision has been eliminated through the utilization of such loss carryforwards, except for alternative minimum taxes.

3.    STATEMENTS OF CASH FLOWS

      There were no interest payments during the nine months ended September 30, 1997 and 1996.

      Income tax payments, which consisted primarily of alternative minimum taxes, during the nine months ended September 30, 1997 totaled $16,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (1)   Material Changes in Financial Condition

            The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

            At September 30, 1997 the Company had no material commitments for capital expenditures.


      (2)   Material Changes in Results of Operations

            Total real estate revenues for the nine months ended September 30, 1997 were $48,000 versus $2,212,000 for the comparable period in 1996, which included proceeds from the sale of real estate of $2,159,000.

            There were no property carrying costs incurred in 1997 versus $1,260,000 for the first nine months of 1996. The 1996 amount includes $1,150,000 cost of property sold, which did not recur in 1997. The decrease in real estate taxes results from the Partnership Agreement with Belz Enterprises, wherein certain expenditures of the related property are paid by the Company, but are charged to the Partnership. During the nine months ended September 30, 1997 and 1996 there were $191,000 and $139,000, respectively, of such expenditures charged to the Partnership.

            General and administrative expenses decreased by $32,000 or 9.8% from amounts reported in the first nine months of 1996. The decrease was primarily in professional costs.

            Interest income for the nine months ended September 30, 1997 was $192,000 versus $119,000 for the comparable period in 1996. The increase relates to a higher level of cash equivalents resulting from the sale in August 1996, of certain real estate property, and the sale in August 1997 of an investment.

            In August 1997, the Company sold its remaining investment in a privately owned company for $887,000. The carrying value of such investment, at cost, was $14,000.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits
      27    Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K, during the quarter ended September 30, 1997.







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




                                          THACKERAY CORPORATION

                                          By:  /s/ Jules Ross
                                             --------------------------------
                                             Jules Ross
                                             Vice President, Finance,
                                             (Principal Financial Officer)



Date:  November 4, 1997

                                 EXHIBIT INDEX



Exhibit No.                   Description
-----------                   -----------

    27                        Financial Data Schedule