Form 10-K405
period 1997-12-31
THACKERAY CORP
filed 1998-03-27
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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


             400 MADISON AVENUE, SUITE 309, NEW YORK, NEW YORK 10017
             -------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 26, 1998 computed by reference to the closing sale price of the registrant's Common Stock on the New York Stock Exchange on such date: $7,932,502.50.

Number of shares of the registrant's Common Stock outstanding as of March 26, 1998: 5,107,401.


                            [cover page 1 of 2 pages]


NYFS07...:\55\69555\0001\1708\FRM3118L.48E

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 7, 1998 are incorporated by reference into
      Part III of this report.





                             [cover page 2 of 2 pages]

                                     PART I

Item 1.  Business
         --------

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

            On May 20, 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership. Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the partnership, which property was valued at $15,246,000 for capital account purposes. The partnership, with an affiliate of Belz and Brennand-Paige Industries, Inc., a subsidiary of the Company, as general partners, will develop, construct, operate and lease a retail and entertainment shopping center complex on the property. The Company will have a 35% general partner interest in the partnership and will be entitled to certain preferential distributions. The Company will participate in the cash flow, sales proceeds and refinancing proceeds from the development, financing or disposition of such project. The Partnership originally was to terminate in the event construction financing was not obtained by May 20, 1998. The Company intends to negotiate an extension of such date.

            In addition, on May 20, 1996, the Company and Belz Investco entered into a binding letter agreement regarding the development of the remaining approximately 78 acres of the Company's Orlando, Florida property, which property will be valued at $8,487,000 for capital account purposes. Pursuant to this letter agreement, the parties agreed to form a new partnership to develop
22.5 acres of such property as commercial property and 55.5 acres thereof as multi-family residential property, upon completion of the development of the 140 acres and obtaining the requisite construction financing related to the 78 acres. The Company, through a subsidiary, and Belz, or one of its affiliates, will be 50% owners and general partners of such partnership and the Company will be entitled to certain preferential distributions.

            In late March 1998, Bass Pro Outdoor World ("Bass Pro") agreed to be the principal anchor tenant of the retail and entertainment shopping complex to be constructed on 140 acres of the Company's Orlando, Florida property. Construction of Bass Pro's 162,500 square foot facility is to commence in the second half of 1998. Bass Pro specializes in outdoor sporting goods and plans to offer one of the world's largest fishing departments for fresh water, salt water and fly fishing.

Indebtedness
------------

            For information with respect to the Company's indebtedness, see Note 4 of Notes to Consolidated Financial Statements included in the Annual Report, which Note is incorporated herein by reference.

General
-------

            As of December 31, 1997, the Company had two employees.

Item 2.  Properties
         ----------

            For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 3 and 7 of Notes to Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

            Thackeray's executive offices are located at 400 Madison Avenue, New York, New York. The lease at this location expires in December 1998 and provides for an annual base rent of $20,000.

Item 3.  Legal Proceedings
         -----------------

            There are no legal proceedings currently pending against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

            During the quarter ended December 31, 1997, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
         --------------------------------------------------------------------

            Reference is made to the information set forth in the section entitled "Market for Thackeray's Common Stock and Related Stockholder Matters" in the Annual Report, which section is incorporated herein by reference. Thackeray has been advised by the New York Stock Exchange that it will suspend trading of Thackeray's common stock effective April 6, 1998 because the Company does not meet its listing requirements. Thackeray is seeking to transfer the trading of its common stock to the American Stock Exchange. There can be no assurance that Thackeray will be able to have its stock listed on such exchange.

Item 6.  Selected Financial Data
         -----------------------

            Reference is made to the information set forth in the section entitled "Selected Financial Data" in the Annual Report, which section is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

            Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

            Not Applicable.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

            Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

            1.    Report of Independent Public Accountants.

            2.    Consolidated Balance Sheets -- December 31, 1997 and 1996.

            3. Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

            4. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

            5. Notes to Consolidated Financial Statements -- December 31, 1997, 1996 and 1995.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------------------------------------------------

            Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

            Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 7, 1998 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation
          ----------------------

            Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

            Reference is made to the information to be set forth in the sections entitled "Ownership of Voting Securities" and "Election of Directors - Security Ownership of Management" in the Proxy Statement, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

            Reference is made to the information to be set forth in the section entitled "Election of Directors - Compensation and Interest of Management in Certain Transactions" in the Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

            (a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules."

            (3)  - Exhibits:

            3(a)(i)  - Certificate of Incorporation of the Company.(1)

            3(a)(ii) - Certificate of Designation of $4.15 Cumulative Preferred
                        Stock.(2)

            3(a)(iii) - Amendment to Certificate of Incorporation of the
                        Company.(3)

            3(b) - By-Laws of the Company.(1)

            10(a) - Agreement of Limited Partnership of BT Orlando Limited
                    Partnership, dated May 20, 1996, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd.(4)

            10(b)- Number 2 Partnership Letter Agreement, dated May 20, 1996, between the Company and Belz Investco L.P.(4)

            11 - Statement re Computation of Per Share Data.

            13 - The Company's 1997 Annual Report to Stockholders.

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

(4) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.


            (b) - During the quarter ended December 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1998                   THACKERAY CORPORATION
                                        (Registrant)

                                         By: /s/ Martin J. Rabinowitz
                                             ------------------------------
                                         Name: Martin J. Rabinowitz
                                         Title:  President


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                   Date
---------                     -----                                   ----

                              Chairman of the Board,
                              President and Director
/s/ Martin J. Rabinowitz      (Principal Executive Officer)       March 27, 1998
---------------------------
Martin J. Rabinowitz


                              Vice President, Finance,
                              Treasurer, Secretary and Director
                              (Principal Financial and
/s/ Jules Ross                Accounting Officer)                 March 27, 1998
---------------------------
Jules Ross


/s/ Ronald D. Rothberg        Director                            March 27, 1998
---------------------------
Ronald D. Rothberg


/s/ Moses Rothman             Director                            March 27, 1998
---------------------------
Moses Rothman


/s/ John Sladkus              Director                            March 27, 1998
---------------------------
John Sladkus

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1997

                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8 of this report.

            1.    Report of Independent Public Accountants.

            2.    Consolidated Balance Sheets -- December 31, 1997 and 1996.

            3. Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

            4. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

            5. Notes to Consolidated Financial Statements -- December 31, 1997, 1996 and 1995.

The following financial statement schedules of Thackeray Corporation are filed herewith:

            Report of Independent Public Accountants on Financial Statement Schedules

            Schedule II  - Valuation and Qualifying Accounts

            Schedule III - Real Estate and Accumulated Depreciation

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thackeray Corporation's 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 19, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the List of Financial Statements and Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                    Arthur Andersen LLP


New York, New York
March 19, 1998

                                                                    Schedule II
                                                                    -----------
Thackeray Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the years ended Decenber 31, 1997, 1996 and 1995


                                           1997           1996            1995
                                           ----           ----            ----
Allowance for possible investment
losses (Deducted from "Investments
in real estate")
-----------------------------------

Balance at beginning of year             $ 0            $713,000       $633,000
  Charged to costs and expenses              -              -            80,000
  Other                                      -          (713,000)(a)       -
                                         -----------    ----------     --------

Balance at end of year                   $ 0            $ 0            $713,000
                                         ===========    ==========     ========


--------------------

(a) Elimination of reserves relating to real estate recognized as sold in 1996.

Thackeray Corporation and Subsidiaries
Real Estate and Accumulated Depreciation
For the years ended December 31, 1997, 1996 and 1995                Schedule III

                                                                    Gross amount                                      Life on which
                                                          Cost        at which                                       depreciation in
                                           Initial     capitalized    carried                                         latest income
                                         cost to the  subsequent to  at close    Accumulated     Date of       Date     statement
Description                Encumbrances    Company     acquisition   of period   depreciation  construction  acquired   is computed
-----------                ------------  -----------   -----------  ------------ ------------  ------------  --------  -------------
218 Acres of unimproved
  land, Orlando, Florida    None         $5,331,000      $0          $5,331,000       $0           N/A         1981         N/A

Land Leased to others,      None            425,000       0             425,000        0           N/A         1981         N/A
                                            -------       -             -------        -
  Miami, Florida

Totals                                   $5,756,000      $0          $5,756,000       $0
                                         ==========      ==          ==========       ==



                                            1997          1996          1995
                                            ----          ----          ----

Balance at Beginning of
  period                                 $5,756,000    $7,059,000    $7,139,000

Cost of real estate sold                          0     1,303,000             0
Provision for possible
  losses on real estate                           0             0        80,000
                                                  -             -        ------

Balance at End of period                 $5,756,000    $5,756,000    $7,059,000
                                         ==========    ==========    ==========



Note to Column E - Federal tax basis is the same as book basis.

                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997


Exhibit No.       Description of Document
-----------       -----------------------

 3(a)(i)   --     Certificate of Incorporation of the Company. (1)

 3(a)(ii)  --     Certificate of Designation of $4.15 Cumulative Preferred
                  Stock. (2)

 3(a)(iii) --     Amendment to Certificate of Incorporation of the Company. (3)

 3(b)      --     By-laws of the Company.  (1)

 10(a)     --     Agreement of Limited Partnership of BT Orlando Limited
                  Partnership, dated May 20, 1996, among BEF, Inc.,
                  Brennand-Paige Industries, Inc., BT Partnership and EST
                  Orlando, Ltd. (4)

 10(b)     --     Number 2 Partnership Letter Agreement, dated May 20, 1996, between the Company and Belz Investco L.P. (4)

 11        --     Statement re Computation of Per Share Data.*

 13        --     The Company's 1997 Annual Report to Stockholders.*

 21        --     Subsidiaries of the Company.*

 27        --     Financial Data Schedule.*


---------------------
*   Filed herewith

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