Form 10-Q
period 1998-03-31
THACKERAY CORP
filed 1998-05-08
CIK 354639

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                   ----------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
         ___________


                         COMMISSION FILE NUMBER: 1-8254


                              THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

  DELAWARE                                                  04-2446697
----------------------------------         -------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                               400 MADISON AVENUE
                                   SUITE 309
                            NEW YORK, NEW YORK 10017
                                 (212) 759-3695
--------------------------------------------------------------------------------
     (Address, Including Zip Code, and Telephone Number, Including Area Code
                  of Registrant's Principal Executive Offices)


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since
 Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 6, 1998.


================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997

                                                         1998                    1997
                                                         ----                    ----

ASSETS:                                                 (UNAUDITED)

  CASH AND CASH EQUIVALENTS                              $5,064,000               $5,156,000
  RECEIVABLES FROM REAL ESTATE PARTNERSHIP                  520,000                  456,000
  INVESTMENTS IN REAL ESTATE                              5,756,000                5,756,000
  OTHER ASSETS, NET                                         231,000                  196,000
                                                   ----------------       ------------------

TOTAL ASSETS                                            $11,571,000              $11,564,000
                                                   ================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    $ 67,000                 $ 31,000
  ACCRUED INCOME AND OTHER TAXES                            306,000                  306,000
  OTHER LIABILITIES                                         122,000                  128,000
                                                   ----------------       ------------------

TOTAL LIABILITIES                                           495,000                  465,000
                                                   ----------------       ------------------

STOCKHOLDERS' EQUITY: (SEE NOTE 2)
  COMMON STOCK, $.10 PAR VALUE
   (20,000,000 SHARES AUTHORIZED;
   5,107,401 SHARES ISSUED AND OUTSTANDING IN
   1998 AND 6,187,401 SHARES ISSUED IN 1997)                511,000                  619,000
  CAPITAL IN EXCESS OF PAR VALUE                         43,542,000               53,424,000
  ACCUMULATED DEFICIT                                   (32,977,000)             (32,954,000)
  TREASURY STOCK (1,080,000 SHARES IN 1997)                       0               (9,990,000)
                                                   ----------------       ------------------

TOTAL STOCKHOLDERS' EQUITY                               11,076,000               11,099,000
                                                   ----------------       ------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $11,571,000              $11,564,000
                                                   ================       ==================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)


                                                                           1998                      1997
                                                                           ----                      ----

REVENUES FROM REAL ESTATE OPERATIONS                                         $16,000                       $16,000
                                                                      --------------        ----------------------


GENERAL AND ADMINISTRATIVE EXPENSES                                         (114,000)                      (90,000)

INTEREST INCOME                                                               75,000                        64,000
                                                                      --------------        ----------------------



LOSS BEFORE INCOME TAXES                                                     (23,000)                      (10,000)

INCOME TAXES                                                                       0                             0
                                                                      --------------        ----------------------

NET LOSS                                                                    ($23,000)                     ($10,000)
                                                                      ==============        ======================

LOSS PER SHARE                                                                ($0.00)                       ($0.00)
                                                                      ==============        ======================



NUMBER OF SHARES                                                           5,107,401                     5,107,401
                                                                      ==============        ======================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)

                                                                            1998                    1997
                                                                            ----                    ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
  NET LOSS                                                                    ($23,000)                ($10,000)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION                                                                 1,000                    1,000
  CHANGES IN ASSETS AND LIABILITIES:
    INCREASE IN RECEIVABLES FROM REAL
     ESTATE PARTNERSHIP                                                        (64,000)                 (59,000)
    INCREASE IN ACCOUNTS PAYABLE AND
     ACCRUED LIABILITIES                                                        30,000                   72,000

  OTHER, NET                                                                   (36,000)                 (43,000)
                                                                      ----------------       ------------------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES                                  (92,000)                 (39,000)
                                                                      ----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF REAL ESTATE                                                  0                  102,000
                                                                      ----------------       ------------------

  NET CASH FLOWS FROM INVESTING ACTIVITIES                                           0                  102,000
                                                                      ----------------       ------------------

  CASH AND CASH EQUIVALENTS - BEGINNING OF
   PERIOD                                                                    5,156,000                4,615,000
                                                                      ----------------       ------------------

  CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $5,064,000               $4,678,000
                                                                      ================       ==================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

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

         Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

         The net loss applicable to common stock for the three months ended March 31, 1998 and 1997 was divided by the number of shares outstanding during the period to determine per share data.

2.       TREASURY STOCK

         In March 1998, the Company cancelled the 1,080,000 shares of its common stock held in treasury, returning them to the status of authorized and unissued shares of the Company. Accordingly, the Company has eliminated its Treasury Stock in the amount of $9,990,000, and charged Common Stock and Capital in Excess of Par Value for $108,000 and $9,882,000, respectively.

3.       INCOME TAXES

         The Company anticipates it will generate a Federal taxable loss for the year ended December 31, 1998 and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1998. For the full year 1997, net operating loss carryforwards were in excess of Federal taxable income. Accordingly, no Federal income tax provisions have been made for the three month periods ended March 31, 1998 and 1997.

4.       STATEMENTS OF CASH FLOWS

         There were no interest payments for the three months ended March 31, 1998 and 1997.

         There were no income tax payments during the three months ended March 31, 1998 and 1997.


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

                  At March 31, 1998 the Company had no material commitments for capital expenditures.

(2)      Material Changes in Results of Operations
         -----------------------------------------

                  General and administrative expenses were $114,000 in the first quarter 1998 versus $90,000 for the comparable period in 1997. The increase is due to higher employee compensation costs.

                  Interest income for the three months ended March 31, 1998 was $75,000, which was $11,000 higher than the amount for the three months ended March 31, 1997. The increase results from the Company's maintaining higher cash investment balances.

Part II.          OTHER INFORMATION
-------           -----------------

Item 5.           Other Information
------            -----------------

                  Effective April 20, 1998, the Company's Common Stock was delisted from the New York Stock Exchange because of the Company's failure to meet the continued listing requirements. As of that date, the Company's Common Stock became listed on the American Stock Exchange.

Item 6.           Exhibits and Reports on Form 8-K
------            --------------------------------

(a)      Exhibits

         27 - Financial Data Schedule

(b)      Report on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.




                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THACKERAY CORPORATION



                                                By /s/ Jules Ross
                                                   -----------------------------
                                                   Jules Ross
                                                   Vice President, Finance,
                                                   (Principal Financial Officer)


Date:  May 8, 1998

                                  EXHIBIT INDEX


Exhibit No.                       Description
----------                        -----------

         27                      Financial Data Schedule