Form 10-Q
period 1998-06-30
THACKERAY CORP
filed 1998-08-11
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 1998
                                             -------------
                                       or

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


            400 Madison Avenue
            Suite 309
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of August 5, 1998.



NYFS07...:\55\69555\0001\1708\FRM8048U.05A

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                   1998              1997
                                                                   ----              ----
ASSETS:                                                        (UNAUDITED)
 CASH AND CASH EQUIVALENTS                                      $4,940,000       $5,156,000
 RECEIVABLES FROM REAL ESTATE PARTNERSHIP                          586,000          456,000
 INVESTMENTS IN REAL ESTATE                                      5,756,000        5,756,000
 OTHER ASSETS, NET                                                 220,000          196,000
                                                               -----------      -----------

TOTAL ASSETS                                                   $11,502,000      $11,564,000
                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            $121,000          $31,000
 ACCRUED INCOME AND OTHER TAXES                                    294,000          306,000
 OTHER LIABILITIES                                                 122,000          128,000
                                                               -----------      -----------

TOTAL LIABILITIES                                                  537,000          465,000
                                                               -----------      -----------

STOCKHOLDERS' EQUITY: (SEE NOTE 3)
 COMMON STOCK, $.10 PAR VALUE
   (20,000,00 SHARES AUTHORIZED;
   5,107,401 SHARES ISSUED AND OUTSTANDING
   IN 1998 AND 6,187,401 SHARES ISSUED
   IN 1997)                                                        511,000          619,000
 CAPITAL IN EXCESS OF PAR VALUE                                 43,542,000       53,424,000
 ACCUMULATED DEFICIT                                           (33,088,000)     (32,954,000)
 TREASURY STOCK (1,080,000 SHARES IN 1997)                               0       (9,990,000)
                                                               -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                      10,965,000       11,099,000
                                                               -----------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $11,502,000      $11,564,000
                                                               ===========      ===========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
         (UNAUDITED)

                                                        1998                1997
                                                        ----                ----
REVENUES FROM REAL ESTATE OPERATIONS                     $16,000             $16,000
                                                  --------------        ------------

GENERAL AND ADMINISTRATIVE EXPENSES                     (194,000)           (119,000)
INTEREST INCOME                                           67,000              61,000
                                                  --------------        ------------
                                                        (127,000)            (58,000)
                                                  --------------        ------------

LOSS BEFORE INCOME TAXES                                (111,000)            (42,000)
INCOME TAXES                                                   0                   0
                                                  --------------        ------------

NET LOSS                                               ($111,000)          ($ 42,000)
                                                  ==============        ============

LOSS PER SHARE                                            ($0.02)             ($0.01)
                                                  ==============        ============

NUMBER OF SHARES                                       5,107,401           5,107,401
                                                  ==============        ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
         (UNAUDITED)

                                                             1998                  1997
                                                             ----                  ----
REVENUES FROM REAL ESTATE OPERATIONS                            $32,000             $32,000
                                                         --------------        ------------

GENERAL AND ADMINISTRATIVE EXPENSES                           (308,000)           (209,000)
INTEREST INCOME                                                 142,000             125,000
                                                         --------------        ------------
                                                              (166,000)            (84,000)
                                                         --------------        ------------

LOSS BEFORE INCOME TAXES                                      (134,000)            (52,000)

INCOME TAXES                                                          0                   0
                                                         --------------        ------------

NET LOSS                                                     ($134,000)           ($52,000)
                                                         ==============        ============

LOSS PER SHARE                                                  ($0.03)             ($0.01)
                                                         ==============        ============

NUMBER OF SHARES                                              5,107,401           5,107,401
                                                         ==============        ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
       (UNAUDITED)

                                                                     1998                1997
                                                                     ----                ----
CASH FLOWS USED IN OPERATING ACTIVITIES:                        ($134,000)           ($52,000)
 NET LOSS
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
   DEPRECIATION                                                      2,000               2,000
 CHANGES IN ASSETS AND LIABILITIES:
  INCREASE IN RECEIVABLES FROM REAL
   ESTATE PARTNERSHIP                                            (130,000)           (132,000)
  INCREASE IN ACCOUNTS PAYABLE AND
   ACCRUED LIABILITIES                                              72,000              49,000
   OTHER, NET                                                     (26,000)            (22,000)
                                                             ------------         -----------

 NET CASH FLOWS USED IN OPERATING ACTIVITIES                     (216,000)           (155,000)
                                                             ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF REAL ESTATE                                       0             102,000
                                                             -------------        ------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  5,156,000           4,615,000
                                                             -------------        ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $   4,940,000        $  4,562,000
                                                             =============        ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

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

    The net loss applicable to common stock for the six months and three months ended June 30, 1998 and 1997 was divided by the number of shares outstanding during the period to determine per share data.

2.  INVESTMENTS IN REAL ESTATE

    The Company's real estate partnership originally was to terminate in the event construction financing was not obtained by May 20, 1998; the date was extended in May to December 31, 1998.

3.  TREASURY STOCK

    In March 1998, the Company cancelled the 1,080,000 shares of its common stock held in treasury, returning them to the status of authorized and unissued shares of the Company. Accordingly, the Company has eliminated its Treasury Stock in the amount of $9,990,000, and charged Common Stock and Capital in Excess of Par Value for $108,000 and $9,882,000, respectively.

4.  INCOME TAXES

    The Company anticipates it will generate a Federal taxable loss for the year ended December 31, 1998, and therefore it expects that no Federal income taxes will be payable for such year. For the year ended December 31, 1997, the Company's Federal taxable income was eliminated through the utilization of Federal income tax net operating loss carryforwards. Accordingly, no Federal income tax provisions have been made for the six month and three month periods ended June 30, 1998 and 1997.

5.  STATEMENTS OF CASH FLOWS

    There were no interest payments for the six months ended June 30, 1998 and 1997.

    There were state income tax payments during the six months ended June 30, 1998 totaling $10,000. There were no income tax payments during the six months ended June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)     Material Changes in Financial Condition
       ---------------------------------------

        The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

        At June 30, 1998 the Company had no material commitments for capital expenditures.

(2)     Material Changes in Results of Operations
        -----------------------------------------

        Total real estate revenues were $32,000 in each of the six month periods ended June 30, 1998 and 1997.

        General and administrative expenses were $308,000 in the first half of 1998 versus $209,000 for the comparable period in 1997. The increase is due to professional fees and application costs aggregating $53,000 related to the Company's common stock listing on the American Stock Exchange in the second quarter of 1998. Increased employee compensation costs also were incurred during the period.

        Interest income for the six months ended June 30, 1998 was $142,000, which was $17,000 higher than the amount for the comparable period in 1997. The increase results from the Company's maintaining higher average cash investment balances.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of the Company was held on May 7,
        1998.

    (b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg, Moses Rothman and John Sladkus were elected directors of the Company at the meeting.

    (c) The following table show the results of the voting taken at the meeting:

         Nominee                     Votes For            Votes Withheld
         -------                     ---------            --------------
         Martin J. Rabinowitz        4,488,732                280,826
         Jules Ross                  4,491,832                277,726
         Ronald D. Rothberg          4,491,949                277,609
         Moses Rothman               4,491,739                277,819
         John Sladkus                4,486,932                282,626


        There were no abstention or broker non-votes with respect to any of the directors.

        4,563,315 shares were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the year ending December 31, 1998, with 205,435 voted against, 808 shares abstained and there were no broker non-votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

            Exhibit No.            Description
            -----------            -----------

                27                 Financial Data Schedule

    (b) Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


            Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THACKERAY CORPORATION

                                       By /s/ Jules Ross
                                          -----------------------------------
                                          Jules Ross
                                          Vice President, Finance,
                                          (Principal Financial Officer)

Date: August 11, 1998

                                 EXHIBIT INDEX



Exhibit No.            Description
-----------            -----------

    27                 Financial Data Schedule