Form 10-Q
period 1998-09-30
THACKERAY CORP
filed 1998-11-09
CIK 354639

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1998
                                             ------------------
                                      or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 5, 1998.




NYFS07...:\55\69555\0001\1708\FRMN058J.470

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                          1998                    1997
                                                          ----                    ----
ASSETS:                                               (UNAUDITED)

   CASH AND CASH EQUIVALENTS                          $  4,935,000            $  5,156,000
   RECEIVABLES FROM REAL ESTATE PARTNERSHIP                648,000                 456,000
   INVESTMENTS IN REAL ESTATE                            5,756,000               5,756,000
   OTHER ASSETS                                            208,000                 196,000
                                                     --------------           -------------

TOTAL ASSETS                                          $ 11,547,000            $ 11,564,000
                                                     ==============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $    210,000            $     31,000
  ACCRUED INCOME AND OTHER TAXES                           294,000                 306,000
  OTHER LIABILITIES                                        122,000                 128,000
                                                     --------------           -------------

TOTAL LIABILITIES                                          626,000                 465,000
                                                     --------------           -------------


STOCKHOLDERS' EQUITY: (SEE NOTE 3)
  COMMON STOCK, $.10 PAR VALUE
      (20,000,000 SHARES AUTHORIZED;
       5,107,401 SHARES ISSUED AND
       OUTSTANDING IN 1998 AND
       6,187,401 SHARES ISSUED IN
       1997)                                               511,000                 619,000
  CAPITAL IN EXCESS OF PAR VALUE                        43,542,000              53,424,000
  ACCUMULATED DEFICIT                                  (33,132,000)            (32,954,000)
  TREASURY STOCK (1,080,000 SHARES IN 1997)                      0              (9,990,000)
                                                     --------------           -------------

TOTAL STOCKHOLDERS' EQUITY                              10,921,000              11,099,000
                                                     --------------           -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 11,547,000            $ 11,564,000
                                                     ==============           =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
      (UNAUDITED)


                                                  1998               1997
                                                  ----               ----

REVENUES FROM REAL ESTATE OPERATIONS           $  16,000          $  16,000
                                              -----------        -----------


GENERAL AND ADMINISTRATIVE EXPENSES             (127,000)           (86,000)
INTEREST INCOME                                   67,000             67,000
GAIN ON SALE OF INVESTMENT                             0            873,000
                                              -----------        -----------
                                                 (60,000)           854,000
                                              -----------        -----------

(LOSS) INCOME BEFORE INCOME TAXES                (44,000)           870,000

INCOME TAXES                                           0             15,000
                                              -----------        -----------

NET (LOSS) INCOME                              ($ 44,000)          $855,000
                                              ===========        ===========


(LOSS) INCOME PER SHARE                        ($   0.01)         $    0.17
                                              ===========        ===========


NUMBER OF SHARES                               5,107,401          5,107,401
                                              ===========        ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
      (UNAUDITED)

                                                  1998               1997
                                                  ----               ----

REVENUES FROM REAL ESTATE OPERATIONS          $   48,000         $   48,000
                                             ------------       ------------

GENERAL AND ADMINISTRATIVE EXPENSES             (435,000)          (295,000)
INTEREST INCOME                                  209,000            192,000
GAIN ON SALE OF INVESTMENT                             0            873,000
                                             ------------       ------------
                                                (226,000)           770,000
                                             ------------       ------------

(LOSS) INCOME BEFORE INCOME TAXES               (178,000)           818,000

INCOME TAXES                                           0             15,000
                                             ------------       ------------


NET (LOSS) INCOME                               (178,000)        $  803,000
                                             ============       ============


(LOSS) INCOME PER SHARE                       ($    0.03)        $     0.16
                                             ============       ============


NUMBER OF SHARES                               5,107,401          5,107,401
                                             ============       ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
      (UNAUDITED)

                                                                1998                     1997
                                                                ----                     ----
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                         ($ 178,000)               $ 803,000
  ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
      NET CASH (USED IN) FROM OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                              2,000                    4,000
  CHANGES IN ASSETS AND LIABILITIES:
    INCREASE IN RECEIVABLES FROM REAL
      ESTATE PARTNERSHIP                                      (192,000)                (255,000)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND
      ACCRUED LIABILITIES                                      161,000                  (71,000)
        OTHER, NET                                             (14,000)                  10,000
                                                           ------------              -----------

NET CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES            (221,000)                 491,000
                                                           ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF REAL ESTATE                                  0                  102,000
  PROCEEDS FROM SALE OF INVESTMENT                                   0                  887,000
                                                           ------------              -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                             0                  989,000
                                                           ------------              -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (221,000)               1,480,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              5,156,000                4,615,000
                                                           ------------              -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $4,935,000               $6,095,000
                                                           ============              ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998 and 1997

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

      The net (loss) income applicable to common stock for the nine months and three months ended September 30, 1998 and 1997 were divided by the number of shares outstanding during the period to determine per share data.

2.    INVESTMENTS IN REAL ESTATE PARTNERSHIP

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

4.    INCOME TAXES

      The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 1998, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1998. For the year ended December 31, 1997, the Company's Federal taxable income was eliminated through the utilization of Federal income tax net operating loss carryforwards. Accordingly, no Federal income tax provisions have been made for the nine month and three month periods ended September 30, 1998 and 1997.

5.    STATEMENTS OF CASH FLOWS

      There were no interest payments for the nine months ended September 30, 1998 and 1997.

      There were state income tax payments during the nine months ended September 30, 1998 totaling $10,000. During the nine months ended September 30, 1997, there were Federal, state and local income tax payments aggregating $13,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (1)   Material Changes in Financial Condition

            The Company anticipates that its current cash balance will be sufficient to fund its requirements for the foreseeable future.

            At September 30, 1998 the Company had no material commitments for capital expenditures.


      (2)   Material Changes in Results of Operations

            Total real estate revenues were $48,000 in each of the nine-month periods ended September 30, 1998 and 1997.

            General and administrative expenses were $435,000 for the nine months ended September 30, 1998, versus $295,000 for the comparable period in 1997. The increase is due to professional fees and application costs aggregating $53,000 relating to the Company's listing on the American Stock Exchange in the second quarter of 1998. Increased employee compensation costs also were incurred during the period.

            Interest income for the nine months ended September 30, 1998 was $209,000, which was $17,000 higher than the amount for the comparable period in 1997. The increase results from the Company's maintaining higher cash investment balances.

            In August 1997, the Company sold its remaining investment in a privately owned company. The Company realized a gain on the sale of $873,000.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits

      27    Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company did not file any Current Reports on Form 8-K, during the quarter ended September 30, 1998.







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




                                          THACKERAY CORPORATION

                                          By: /s/ Jules Ross
                                              ------------------------------
                                              Jules Ross
                                              Vice President, Finance,
                                              (Principal Financial Officer)



Date:  November 5, 1998

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

    27                   Financial Data Schedule