Form 10-K405
period 1998-12-31
THACKERAY CORP
filed 1999-03-26
CIK 354639

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Common Stock, $.10 par value                     American Stock Exchange


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


                            [cover page 1 of 2 pages]


NY2:\316401\05\6S4X05!.DOC\69555.0001

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 25, 1999 computed by reference to the closing bid price of the registrant's Common Stock on the American Stock Exchange on such date: $8,558,816.

Number of shares of the registrant's Common Stock outstanding as of March 25, 1999: 5,107,401.



                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

     2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 3, 1999 are incorporated by reference into Part III of this report.







                            [cover page 2 of 2 pages]

                                     PART I

Item 1.  Business

                         GENERAL DEVELOPMENT OF BUSINESS

                  Thackeray Corporation ("Thackeray" or the "Company") is a Delaware corporation which holds real estate for investment.

                             DESCRIPTION OF BUSINESS

                  Thackeray's business is the management of its real estate investments. The Company does not presently intend to acquire additional real estate assets. For information with respect to Thackeray's real estate, see Notes 1 and 2 of Notes to Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

                  On May 20, 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership. Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the partnership, which property is valued at $15,246,000 for capital account purposes. The partnership, with an affiliate of Belz and Brennand-Paige Industries, Inc., a subsidiary of the Company, as general partners, will develop, construct, operate and lease an 850,000 square foot retail and entertainment shopping center complex on the property. The Company will have a 35% general partner interest in the partnership and will be entitled to certain preferential distributions. The Company will participate in the cash flow, sales proceeds and refinancing proceeds from the operation, financing or disposition of such project. The Partnership originally was to terminate in the event construction financing was not obtained by May 20, 1998. Such date has been extended to June 30, 1999.

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

                  With respect to the 140 acre property, approximately 370,000 square feet of anchor space has been leased to date and leases for approximately

178,000 square feet of anchor tenants are in various stages of negotiation. Ground breaking commenced mid-1998. Construction financing is currently being negotiated and, in the interim, Belz Enterprises is providing financing for construction and development activity.

Indebtedness

                  The Company has no outstanding borrowings.

General

                  As of December 31, 1998, the Company had two employees.

Item 2.  Properties

                  For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 2 and 5 of Notes to Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

                  Thackeray's executive offices are located at 400 Madison Avenue, New York, New York and are occupied on a month to month basis for $1,660 per month.

Item 3.  Legal Proceedings

                  There are no legal proceedings currently pending against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Stockholders

                  During the quarter ended December 31, 1998, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

                  Reference is made to the information set forth in the section entitled "Market for Thackeray's Common Stock and Related Stockholder Matters" in the Annual Report, which section is incorporated herein by reference. Thackeray transferred the trading of its common stock to the American Stock Exchange from the New York Stock Exchange effective April 20, 1998.

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

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

                  Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

                    1.   Report of Independent Public Accountants.

                    2.   Consolidated Balance Sheets --December 31, 1998 and
                         1997.

                    3. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                    4. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                    5. Notes to Consolidated Financial Statements -- December 31, 1998, 1997 and 1996.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                  Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 3, 1999 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

Item 13.  Certain Relationships and Related Transactions

                  Reference is made to the information to be set forth in the section entitled "Election of Directors Compensation and Interest of Management in Certain Transactions" in the Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  (a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules."

                  (3) - Exhibits:

                  3(a)(i)   -   Certificate of Incorporation of the Company. (1)

                  3(a)(ii)  -   Certificate of Designation of $4.15 Cumulative
                                Preferred Stock. (2)

                  3(a)(iii) -   Amendment to Certificate of Incorporation of the
                                Company.

                  3(b)      -   By-Laws of the Company.  (1)

                  10(a)     -   Agreement of Limited Partnership of BT Orlando
                                Limited Partnership, dated May 20, 1996, among
                                BEF, Inc., Brennand-Paige Industries, Inc., BT
                                Partnership and EST Orlando, Ltd. (3)

                  10(b)     -   Number 2 Partnership Letter Agreement, dated May
                                20, 1996, between the Company and Belz Investco
                                L.P. (3)

                  11        -   Statement re Computation of Per Share Data.

                  13        -   The Company's 1998 Annual Report to
                                Stockholders.

                  21        -   Subsidiaries of the Company.

                  27        -   Financial Data Schedule.

 --------------------

                           (1) Incorporated by reference to the Company's
                  Registration Statement on Form S-14 (SEC File No. 2-73435).

                           (2) Incorporated by reference to the Company's
                  Registration Statement on Form S-11 (SEC File No. 2-84299).

                           (3) Incorporated by reference to the Company's Proxy
                  Statement, dated August 5, 1996.

                           (b) - During the quarter ended December 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 1999                 THACKERAY CORPORATION
                                      (Registrant)

                                      By: /s/ Martin J. Rabinowitz
                                          -------------------------------------
                                          Name: Martin J. Rabinowitz
                                          Title: President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                            Title                     Date
      ---------                            -----                     ----

                                    Chairman of the Board,
                                    President and Director
/s/ Martin J. Rabinowitz            (Principal Executive
-------------------------------     Officer)                     March 26, 1999
Martin J. Rabinowitz


                                    Vice President, Finance,
                                    Treasurer, Secretary and
                                    Director
                                    (Principal Financial
/s/ Jules Ross                      and Accounting Officer)      March 26, 1999
-------------------------------
Jules Ross


/s/ Ronald D. Rothberg              Director                     March 26, 1999
-------------------------------
Ronald D. Rothberg


/s/ Moses Rothman                   Director                     March 26, 1999
-------------------------------
Moses Rothman


/s/ John Sladkus                    Director                     March 26, 1999
-------------------------------
John Sladkus

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998

                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference in Item 8 of this report.

                1.      Report of Independent Public Accountants.

                2.      Consolidated Balance Sheets --December 31, 1998 and
                        1997.

                3. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                4. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                5. Notes to Consolidated Financial Statements -- December 31, 1998, 1997 and 1996.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES




To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thackeray Corporation's 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 10, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the List of Financial Statements and Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                     Arthur Andersen LLP


New York, New York
March 10, 1999

THACKERAY CORPORATION AND SUBSIDIARIES                              SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998                    1997                    1996
                                                                   ----                    ----                    ----
Allowance for possible investment losses
Deducted from "Investments in real estate"
Balance at beginning of year                                     $      0                $      0               $   713,000
Elimination of reserves relating to real                                -                       -               $  (713,000)
                                                                 --------                --------               -----------
  estate recognized as sold in 1996
Balance at end of year                                           $      0                $      0               $         0
                                                                 ========                ========               ===========



                                                                  Schedule III

Thackeray Corporation and Subsidiaries Real Estate and Accumulated Depreciation For the years ended December 31, 1998, 1997 and 1996

                                                             Gross
                                                             amount
                                   Initial   Cost            carried                                           Life on which
                                   cost      capitalized     at which                                          depreciation in
                                   to the    subsequent to   at close    Accumulated   Date of       Date      latest income
Description         Encumbrances   Company   acquisition     of period   depreciation  construction  acquired  statement is computed
-----------         ------------   -------   -----------     ---------   ------------  ------------  --------  ---------------------
218 Acres of
unimproved land,
Orlando, Florida      None        $5,331,000    $   0        $5,331,000        $0          N/A         1981            N/A

Land Leased to
others
Miami, Florida        None           425,000        0           425,000         0          N/A         1981            N/A
                                  ----------    -----        ----------        --

Totals                            $5,756,000    $   0        $5,756,000        $0
                                  ==========    =====        ==========        ==



                                                        1998                      1997                       1996
                                                        ----                      ----                       ----
Balance at Beginning of period                      $5,756,000                $5,756,000                 $7,059,000

Cost of real estate sold                                     0                         0                  1,303,000
                                                    ----------                ----------                 ==========

Balance at End of period                            $5,756,000                $5,756,000                 $5,756,000
                                                    ==========                ==========                 ==========

Federal tax basis is the same as book basis.


                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998


                Exhibit No.                  Description of Document
                -----------                  -----------------------

                  3(a)(i)   -   Certificate of Incorporation of the Company. (1)

                  3(a)(ii)  -   Certificate of Designation of $4.15 Cumulative
                                Preferred Stock. (2)

                  3(a)(iii) -   Amendment to Certificate of Incorporation of the
                                Company.*

                  3(b)      -   By-Laws of the Company.  (1)

                  10(a)     -   Agreement of Limited Partnership of BT Orlando
                                Limited Partnership, dated May 20, 1996, among
                                BEF, Inc., Brennand-Paige Industries, Inc., BT
                                Partnership and EST Orlando, Ltd. (3)

                  10(b)     -   Number 2 Partnership Letter Agreement, dated May
                                20, 1996, between the Company and Belz Investco
                                L.P. (3)

                  11        -   Statement re Computation of Per Share Data.*

                  13        -   The Company's 1998 Annual Report to
                                Stockholders.*

                  21        -   Subsidiaries of the Company.*

                  27        -   Financial Data Schedule.*

                 ----------------------------------------------
                 *       Filed herewith

                 (1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

                 (2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

                 (3) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.