Form 10-Q
period 1999-03-31
THACKERAY CORP
filed 1999-05-12
CIK 354639

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

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
     Suite 309
     New York, New York                                            10017
     ------------------                                            -----
(Address of principal executive offices)                         (Zip Code)

                                 (212) 759-3695
                                 --------------
              (Registrant's telephone number, including area code)


                                    Unchanged
                                    ---------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 10, 1999.




NY2:\521666\01\B6$Q01!.DOC\69555.0001

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                                      1999                   1998
                                                                                      ----                   ----
ASSETS:                                                                           (UNAUDITED)
  CASH AND CASH EQUIVALENTS                                                       $ 4,626,000           $ 4,683,000
  RECEIVABLES FROM REAL ESTATE PARTNERSHIP                                            771,000               706,000
  INVESTMENTS IN REAL ESTATE                                                        5,756,000             5,756,000
  OTHER ASSETS                                                                        186,000               200,000
                                                                                  -----------           -----------

TOTAL ASSETS                                                                      $11,339,000           $11,345,000
                                                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           $    76,000          $     18,000
  ACCRUED INCOME AND OTHER TAXES                                                      286,000               293,000
  OTHER LIABILITIES                                                                   122,000               122,000
                                                                                  -----------           -----------

TOTAL LIABILITIES                                                                     484,000               433,000
                                                                                  -----------           -----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK $.10 PAR VALUE
    (20,000,000 SHARES AUTHORIZED;
    5,107,401 SHARES ISSUED AND OUTSTANDING
    AT MARCH 31, 1999 AND DECEMBER 31, 1998)                                          511,000               511,000
  CAPITAL IN EXCESS OF PAR VALUE                                                   43,542,000            43,542,000
  ACCUMULATED DEFICIT                                                             (33,198,000)          (33,141,000)
                                                                                  -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                                         10,855,000            10,912,000
                                                                                  -----------           -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $11,339,000           $11,345,000
                                                                                  ===========           ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         (UNAUDITED)

                                                                                  1999            1998
                                                                                  ----            ----
REVENUES FROM REAL ESTATE OPERATIONS                                          $   16,000       $  16,000

GENERAL AND ADMINISTRATIVE EXPENSES                                             (132,000)       (114,000)
INTEREST INCOME                                                                   59,000          75,000
                                                                              ----------       ---------

LOSS BEFORE INCOME TAXES                                                         (57,000)        (23,000)

INCOME TAXES                                                                         -               -
                                                                              ----------       ---------

NET LOSS                                                                        ($57,000)       ($23,000)
                                                                              ==========       =========


LOSS PER SHARE                                                                    ($0.01)         ($0.00)
                                                                              ==========       =========

NUMBER OF SHARES                                                               5,107,401       5,107,401
                                                                              ==========       =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
         (UNAUDITED)

                                                                 1999              1998
                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:                          ($57,000)          ($23,000)
  NET LOSS
  ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION                                                 -                 1,000
    CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN RECEIVABLES FROM REAL
        ESTATE PARTNERSHIP                                      (65,000)           (64,000)
      INCREASE IN ACCOUNTS PAYABLE AND
        ACCRUED LIABILITIES                                      51,000             30,000
      OTHER, NET                                                 14,000            (36,000)
                                                           ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                           (57,000)           (92,000)
                                                           ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             (57,000)           (92,000)
                                                           ------------       ------------

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                                      4,683,000          5,156,000
                                                           ------------       ------------

CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                                     $4,626,000         $5,064,000
                                                           ============       ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998

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

         Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1998.

         The net loss applicable to common stock for the three months ended March 31, 1999 and 1998 was divided by the number of shares outstanding during the period to determine per share data.

2.       INCOME TAXES

         The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 1999, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1999. In addition, the Company generated a net Federal income tax loss for the year ended December 31, 1998. Accordingly, no Federal income tax provisions have been made for the three month periods ended March 31, 1999 and 1998.

3.       STATEMENTS OF CASH FLOWS

         There were no interest payments for the three months ended March 31, 1999 and 1998.

         There were no income tax payments during the three months ended March 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Material Changes in Financial Condition

                  The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                  At March 31, 1999 the Company had no material commitments for capital expenditures.

(2)      Material Changes in Results of Operations

                  Total real estate revenues were $16,000 in each of the three month periods ended March 31, 1999 and 1998.

                  General and administrative expenses were $132,000 in the first quarter 1999 versus $114,000 for the comparable period in 1998. The increase is principally due to higher professional fees as well as other corporate expenses.

                  Interest income for the three months ended March 31, 1999 was $59,000, which was $16,000 lower than the amount for the three months ended March 31, 1998. The decrease results from the Company's maintaining lower cash investment balances and receiving lower yields on funds invested.

(3)      Quantitative and Qualitative Disclosures About Market Risks

                  Not applicable.

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Stockholders of the Company was held on May 3, 1999.

            (b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg, Moses Rothman and John Sladkus were elected directors of the Company at the meeting.

            (c) The following table shows the results of the voting taken at the meeting:

          Nominee                             Votes For         Votes Withheld
          -------                             ---------         --------------
          Martin J. Rabinowitz                4,505,980             12,266
          Jules Ross                          4,505,980             12,266
          Ronald D. Rothberg                  4,505,980             12,266
          Moses Rothman                       4,505,970             12,276
          John Sladkus                        4,505,935             12,311


            There were no abstentions or broker non-votes with respect to any of the directors.

            4,514,946 shares were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the year ending December 31, 1999, with 1,035 shares voted against, 2,265 shares abstained and there were no broker non-votes.

Item 6.       Exhibits and Reports on Form 8-K

          (a)      27       Financial data schedule

          (b)      Reports on Form 8-K

                   The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1999.



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


Date:  May 12, 1999