Form 10-Q
period 1999-06-30
THACKERAY CORP
filed 1999-08-05
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q



        /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999
                                       or
       / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of August 5, 1999.


#788352 v2

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998

                                                       1999            1998
                                                       ----            ----
ASSETS:                                             (UNAUDITED)

  CASH AND CASH EQUIVALENTS                         $4,479,000      $4,683,000
  RECEIVABLE FROM REAL ESTATE PARTNERSHIP              838,000         706,000
  INVESTMENTS IN REAL ESTATE                         5,756,000       5,756,000
  OTHER ASSETS                                         223,000         200,000
                                                   -----------     -----------

TOTAL ASSETS                                       $11,296,000     $11,345,000
                                                   ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $128,000         $18,000
  ACCRUED INCOME AND OTHER TAXES                       285,000         293,000
  OTHER LIABILITIES                                    122,000         122,000
                                                   -----------     -----------

TOTAL LIABILITIES                                      535,000         433,000
                                                   -----------     -----------

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.10 PAR VALUE
    (20,000,000 SHARES AUTHORIZED;
    5,107,401 SHARES ISSUED AND OUTSTANDING
    AT JUNE 30, 1999 AND DECEMBER 31, 1998)            511,000         511,000
  CAPITAL IN EXCESS OF PAR VALUE                    43,542,000      43,542,000
  ACCUMULATED DEFICIT                              (33,292,000)    (33,141,000)
                                                   -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                          10,761,000      10,912,000
                                                   -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $11,296,000     $11,345,000
                                                   ===========     ===========






      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         (UNAUDITED)

                                                    1999             1998
                                                     --               --
REVENUES FROM REAL ESTATE OPERATIONS              $16,000          $16,000
                                                ---------        ---------
GENERAL AND ADMINISTRATIVE EXPENSES              (162,000)        (194,000)
INTEREST INCOME                                    52,000           67,000
                                                ---------        ---------
                                                 (110,000)        (127,000)
                                                ---------        ---------
LOSS BEFORE INCOME TAXES                          (94,000)        (111,000)

INCOME TAXES                                            0                0
                                                ---------        ---------
NET LOSS                                          (94,000)        (111,000)
                                                =========        =========
LOSS PER SHARE                                     ($0.02)          ($0.02)
                                                =========        =========


NUMBER OF SHARES                                5,107,401        5,107,401
                                                =========        =========









        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         (UNAUDITED)

                                             1999             1998
                                               --                --
REVENUES FROM REAL ESTATE OPERATIONS         $32,000           $32,000
                                           ---------         ---------
GENERAL AND ADMINISTRATIVE EXPENSES         (294,000)         (308,000)
INTEREST INCOME                              111,000           142,000
                                           ---------         ---------
                                            (183,000)         (166,000)
                                           ---------         ---------
LOSS BEFORE INCOME TAXES                    (151,000)         (134,000)

INCOME TAXES                                       0                 0
                                           ---------         ---------
NET LOSS                                    (151,000)         (134,000)
                                           =========         =========


LOSS PER SHARE                                ($0.03)           ($0.03)
                                           =========         =========


NUMBER OF SHARES                           5,107,401         5,107,401
                                           =========         =========







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
         (UNAUDITED)

                                                    1999              1998
                                                     --                --
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                        ($151,000)        ($134,000)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
    NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION                                        0             2,000
    CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN RECEIVABLE FROM REAL
        ESTATE PARTNERSHIP                         (132,000)         (130,000)
      INCREASE IN ACCOUNTS PAYABLE AND
        ACCRUED LIABILITIES                         102,000            72,000
      OTHER, NET                                    (23,000)          (26,000)
                                                  ---------          --------

NET CASH USED IN OPERATING ACTIVITIES              (204,000)         (216,000)
                                                  ---------          --------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD   4,683,000         5,156,000
                                                  ---------          --------

CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                         $4,479,000        $4,940,000
                                                 ==========        ==========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1999 and 1998

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

         The net loss applicable to common stock for the six month and three month periods ended June 30, 1999 and 1998 was divided by the number of shares outstanding during the period to determine per share data.

2.       INVESTMENTS IN REAL ESTATE PARTNERSHIP

         The Company's real estate partnership was to terminate in the event construction financing was not obtained by June 30, 1999; the date was extended in June 1999 to October 31, 1999.

3.       INCOME TAXES

         The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 1999, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1999. In addition, the Company generated a net Federal income tax loss for the year ended December 31, 1998. Accordingly, no Federal income tax provisions have been made for the six month and three month periods ended June 30, 1999 and 1998.

4.       STATEMENTS OF CASH FLOWS

         There were no interest payments for the six months ended June 30, 1999 and 1998.

         There were no income tax payments during the six months ended June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Material Changes in Financial Condition
         ---------------------------------------

                  The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                  At June 30, 1999 the Company had no material commitments for capital expenditures.

(2)      Material Changes in Results of Operations
         ---------------------------------------

                  Total real estate revenues were $32,000 in each of the six month periods ended June 30, 1999 and 1998.

                  General and administrative expenses were $294,000 in the first half of 1999 versus $308,000 for the comparable period in 1998. The first half of 1998 included one time costs related to listing on the American Stock Exchange.

                  Interest income for the six months ended June 30, 1999 was $111,000, which was $31,000 lower than the amount for the six months ended June 30, 1998. The decrease results from the Company's maintaining lower cash investment balances and receiving lower yields on funds invested.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

          (a)

          27      Financial date schedule

          (b)     Reports on Form 8-K

                  The Company did not file any Current Reports on form 8-K during the quarter ended June 30, 1999.



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


                                              THACKERAY CORPORATION

                                              By: /s/ Jules Ross
                                                  -----------------------------
                                                  Jules Ross
                                                  Vice President, Finance,
                                                  (Principal Financial Officer)



Date:  August 5, 1999

                                  EXHIBIT INDEX

Exhibit No.                  Description

27                           Financial Data Schedule