Form 10-Q
period 1999-09-30
THACKERAY CORP
filed 1999-11-09
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


Commission File Number 1-8254

                              THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             04-2446697
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


            400 Madison Ave.
               Suite 309
          New York, New York                              10017
(Address of principal executive offices)                (Zip Code)

                                 (212) 759-3695
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 8, 1999.



NY2:\845767\03\$4LJ03!.DOC\69555.0001

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                         1999                      1998
                                                                         ----                      ----
ASSETS:                                                              (UNAUDITED)
      CASH AND CASH EQUIVALENTS                                          $4,417,000                $4,683,000
      RECEIVABLES FROM REAL ESTATE PARTNERSHIP                            1,085,000                   706,000
      INVESTMENT IN REAL ESTATE PARTNERSHIP                               3,471,000                         0
      INVESTMENTS IN REAL ESTATE                                          2,285,000                 5,756,000
      OTHER ASSETS                                                          209,000                   200,000
                                                                   ----------------          ----------------

TOTAL ASSETS                                                            $11,467,000               $11,345,000
                                                                   ================          ================
LIABILITIES AND STOCKHOLDERS' EQUITY:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                $351,000                   $18,000
      ACCRUED INCOME AND OTHER TAXES                                        280,000                   293,000
      OTHER LIABILITIES                                                     122,000                   122,000
                                                                   ----------------          ----------------

TOTAL LIABILITIES                                                           753,000                   433,000
                                                                   ----------------          ----------------
STOCKHOLDERS' EQUITY
      COMMON STOCK, $.10 PAR VALUE
        (20,000,000 SHARES AUTHORIZED;
        5,107,401 SHARES ISSUED AND OUTSTANDING
        AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998)                        511,000                   511,000
      CAPITAL IN EXCESS OF PAR VALUE                                     43,542,000                43,542,000
      ACCUMULATED DEFICIT                                               (33,339,000)              (33,141,000)
                                                                   ----------------          ----------------

TOTAL STOCKHOLDERS' EQUITY                                               10,714,000                10,912,000
                                                                   ----------------          ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $11,467,000               $11,345,000
                                                                   ================          ================


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (UNAUDITED)

                                                                  1999                   1998
                                                                  ----                   ----
REVENUES FROM REAL ESTATE OPERATIONS                         $     16,000                  $16,000
                                                             ------------            -------------

GENERAL AND ADMINISTRATIVE EXPENSES                              (123,000)                (127,000)
INTEREST INCOME                                                    60,000                   67,000
                                                             ------------            -------------
                                                                  (63,000)                 (60,000)
                                                             ------------            -------------
LOSS BEFORE INCOME TAXES                                          (47,000)                 (44,000)
INCOME TAXES                                                            0                        0
                                                             ------------            -------------
NET LOSS                                                         ($47,000)                ($44,000)
                                                             ============            =============
LOSS PER SHARE                                                     ($0.01)                 ($0.01)
                                                             ============            =============
NUMBER OF SHARES                                                5,107,401               5,107,401
                                                             ============            =============






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (UNAUDITED)

                                                1999                   1998
                                                ----                   ----
REVENUES FROM REAL ESTATE OPERATIONS       $     48,000            $      48,000
                                           ------------            -------------

GENERAL AND ADMINISTRATIVE EXPENSES            (417,000)                (435,000)
INTEREST INCOME                                 171,000                  209,000
                                           ------------            -------------
                                               (246,000)                (226,000)
                                           ------------            -------------
LOSS BEFORE INCOME TAXES                       (198,000)                (178,000)
INCOME TAXES                                          0                        0
                                           ------------            -------------
NET LOSS                                      ($198,000)               ($178,000)
                                           ============            =============
LOSS PER SHARE                                   ($0.04)                 ($0.03)
                                           ============            =============
NUMBER OF SHARES                              5,107,401                5,107,401
                                           ============            =============






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 (UNAUDITED)

                                                                 1999                   1998
                                                                 ----                   ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
   NET LOSS                                                        ($198,000)             ($178,000)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH USED IN OPERATING ACTIVITIES:
        DEPRECIATION                                                       0                  2,000
   CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN RECEIVABLE FROM REAL ESTATE
        PARTNERSHIP                                                 (379,000)              (192,000)
      INCREASE IN ACCOUNTS PAYABLE AND
        ACCRUED LIABILITIES                                          320,000                161,000
      OTHER, NET                                                      (9,000)               (14,000)
                                                            ----------------       ----------------

NET CASH USED IN OPERATING ACTIVITIES                               (266,000)              (221,000)
                                                            ----------------       ----------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    4,683,000              5,156,000
                                                            ----------------       ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $4,417,000             $4,935,000
                                                            ================       ================






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1999 and 1998


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

           Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 3l, 1998.

           The net loss applicable to common stock for the nine month and three month periods ended September 30, 1999 and 1998 was divided by the number of shares outstanding during the period to determine per share data.

2.         INVESTMENTS IN REAL ESTATE PARTNERSHIP AND INVESTMENTS IN REAL ESTATE

           In September 1999, the Company's real estate partnership closed $40 million of construction financing and simultaneously the Company deeded 140 acres of its Orlando, Florida acreage with a basis of $3.471 million to the partnership. The Company also pledged its remaining contiguous 75 acres as additional collateral to secure the construction loan.

           In September 1999, the partnership revised the formulae for determining preferential returns due the Company for its 140 acre land contribution. Effective September 1999 and through March 2000, such returns will approximate $20,000 monthly; thereafter, the returns will approximate $45,000 monthly and will remain at that level unless and until the partnership borrows approximately an additional $70 million of construction financing at which time the returns will approximate $110,000 monthly.

           In August 1999, the Company contracted to sell its 99 year, with 73 years remaining, Dade County, Florida leasehold property to its lessee for approximately $800,000, which represents the net present value of all future rentals discounted at 8%. The carrying value of the leasehold property is $425,000, and the revenue from such property represents all of the Company's rental income in 1998 and 1999. The transaction closed in November 1999.

3.         INCOME TAXES

           The Company anticipates it will generate Federal taxable income for the year ending December 31, 1999, given the sale of the leasehold property discussed in Note 2. However, the Company has net operating loss carryforwards in excess of the anticipated taxable income, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 1999. In addition, the Company generated a net Federal income tax loss for the year ended December 31, 1998. According1y, no Federal income tax provisions have been made for the nine month and three month periods ended September 30, 1999 and 1998.

4.         STATEMENTS OF CASH FLOWS

           There were no interest payments for the nine months ended September 30, 1999 and 1998.

           There were no income tax payments during the nine months ended September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             (1)     Material Changes in Financial Condition

                     The Company anticipates that its current cash and cash
             equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                     At September 30, 1999 the Company had no commitments for
             capital expenditures.

             (2)     Material Changes in Results of Operations

                     Rental income was $48,000 in each of the nine month periods ended September 30, 1999 and 1998.

                     General and administrative expenses were $417,000 in the
             first nine months of 1999 versus $435,000 for the comparable period in 1998. The nine months of 1998 included one time costs related to listing on the American Stock Exchange.

                     Interest income for the nine months ended September 30,
             1999 was $171,000, which was $38,000 lower than the amount for the comparable prior year period. The decrease results from the Company's maintaining lower cash investment balances and receiving lower yields on invested funds.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

           (a)

           27        Financial data schedule

           (b)       Reports on Form 8-K

                     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1999.

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



                                        THACKERAY CORPORATION

                                        By: /s/ Jules Ross
                                            ---------------------------------
                                           Jules Ross
                                           Vice President, Finance,
                                           (Principal Financial Officer)

Date:  November 9, 1999

                                 EXHIBIT INDEX



      Exhibit No.                  Description
      -----------                  -----------

          27                 Financial data schedule