Form 10-K405
period 1999-12-31
THACKERAY CORP
filed 2000-03-30
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                                   ----------

     (MARK ONE)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


            509 MADISON AVENUE, SUITE 1714, NEW YORK, NEW YORK 10022
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


                            [COVER PAGE 1 OF 2 PAGES]


NY2:\879608\04\$%PK04!.DOC\69555.0001

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 27, 2000 computed by reference to the closing sale price of the registrant's Common Stock on the American Stock Exchange on such date: $7,798,050.

Number of shares of the registrant's Common Stock outstanding as of March 28, 2000: 5,107,401.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 4, 2000 are incorporated by reference into
        Part III of this report.





                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I

Item 1.  Business

                         GENERAL DEVELOPMENT OF BUSINESS

                     Thackeray Corporation ("Thackeray" or the "Company") is a Delaware corporation which holds an investment in a real estate partnership, as well as real estate for investment.

                             DESCRIPTION OF BUSINESS

                     Thackeray's business is the management of its real estate investments. The Company does not presently intend to acquire additional real estate assets. For information with respect to Thackeray's real estate, see Notes 1 and 2 to the Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

                     On May 20, 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership. Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the partnership which property is valued at $15,246,000 for capital account purposes. The partnership, with an affiliate of Belz and Brennand-Paige Industries, Inc., a subsidiary of the Company, as general partners, is in the process of developing, constructing, and leasing an 830,000 square foot retail and entertainment shopping center complex on the property. The Company has a 35% general partner interest in the partnership and is entitled to certain cumulative, noncompounded preferential distributions of 9% on its Preferred Partnership Capital, as defined. The Company will also participate in the cash flow, sales proceeds and refinancing proceeds from the operation, financing or disposition of such project. The partnership agreement also provides for excess cash flow to first be used to reimburse the partners for certain preconstruction expenses including real estate taxes incurred by the Company. The agreement also contains certain buy-sell provisions among the partners.

                     In addition, on May 20, 1996, the Company and Belz entered into a binding letter agreement regarding the development of the remaining approximately 78 acres of the Company's Orlando, Florida property, which property will be valued at $8,487,000 for capital account purposes. Pursuant to this letter agreement, the parties agree to form a new partnership to develop
22.5 acres of such property as commercial property and 55.5 acres thereof as multi-family residential property, upon completion of the development of the 140 acres and obtaining the requisite construction financing. The Company, through a subsidiary, and Belz, or one of its affiliates, will be 50% owners and general partners of such partnership and the Company will be entitled to certain preferential distributions.

                     In August 1999, the partners of the BT Orlando Limited Partnership revised the partnership agreement pursuant to which they revised the formula for determining preferential returns due to the Company for its 140 acre land contribution. Effective September 1999 and through March 2000, such returns will approximate $20,000 monthly, thereafter, the returns will approximate $45,000 monthly and will remain at that level unless and until the partnership borrows approximately an additional $75 million, the estimated amount needed to complete the 140 acre project, at which time the returns will approximate the original formula amount of $110,000 monthly.

                     In addition, the partners have agreed that costs incurred by the partners on behalf of and reimbursable by the partnership related to real estate taxes and construction costs prior to the closing of construction financing shall be treated as a capital contribution and shall be entitled to a 9% cumulative non-compounded preferred return. Previously, such costs were presented by the Company as a receivable from the partnership. Costs incurred by the partners on behalf of the partnership subsequent to the closing of the construction financing are reimbursable with interest at the prime rate.

                     Through December 31, 1999, cumulative preferred returns to Thackeray approximate $101,000, which have not been recognized in the accompanying financial statements. In addition, in August 1999, the partners revised the letter agreement regarding the remaining 78 acres of land, setting forth certain additional time limitations regarding the establishment of a new partnership for the development of such parcel.

                     In September 1999, the Company's real estate partnership closed $40 million of construction financing and simultaneously the Company deeded 140 acres of its Orlando, Florida acreage with an historical carrying value of $3.471 million to the partnership. The Company also pledged its remaining contiguous 78 acres as additional collateral to secure the construction loan. As of December 31, 1999, the partnership has borrowed $25.6 million under the construction loan and intends to draw down the remaining loan facility during the year 2000. Of the total loan, $22 million is due for repayment in August 2000. The partnership will be required to refinance this portion of the loan, as well as obtain an additional $75 million of financing, in order to complete the 140 acre phase of the project.

                     Ground breaking commenced in mid-1988 and a Cinemark 20 screen theatre opened December 1999. Two additional anchor tenants are scheduled to open in 2000.

                     In November 1999, the Company sold its 99 year, with 72 years remaining, Dade County, Florida leasehold property to its lessee for approximately $784,000. The carrying value of the leasehold property was $425,000, and the revenue from such property represented all of the Company's rental income in 1997, 1998 and 1999.

Indebtedness

                     The Company has no outstanding borrowings.

General
                     As of December 31, 1999, the Company had two employees.

Item 2.  Properties

                     For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 2 and 5 to the Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

                     Thackeray's executive offices are located at 509 Madison Avenue, New York, New York 10022. Future minimum rental in effect at December 31, 1999 are $31,500 for each of the years 2000, 2001, 2002 and are $2,625 in
2003.

Item 3.  Legal Proceedings

                     There are no legal proceedings currently pending against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Stockholders

                     During the quarter ended December 31, 1999, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

           Not Applicable.

Item 8.  Financial Statements and Supplementary Data

                     Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

                1.      Report of Independent Public Accountants.

                2.      Consolidated Balance Sheets -- December 31, 1999 and
                        1998.

                3. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

                4. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                5. Notes to Consolidated Financial Statements -- December 31, 1999, 1998 and 1997.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

                     Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 4, 2000 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

       3(a)(ii) -       Certificate of Designation of $4.15 Cumulative Preferred
                        Stock. (2)

       3(a)(iii) -      Amendment to Certificate of Incorporation of the
                        Company. (3)

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

       11 -             Statement re Computation of Per Share Data.

       13 -             The Company's 1999 Annual Report to Stockholders.

       21 -             Subsidiaries of the Company.

       27 -             Financial Data Schedule.

       99 - Financial Statements of BT Orlando Limited Partnership as of December 31, 1999 and 1998.

 --------------------

                     (1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

                     (2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

                     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                     (4) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.

                     (b) - During the quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2000
                                       THACKERAY CORPORATION
                                       (Registrant)

                                       By: /s/ Martin J. Rabinowitz
                                           -----------------------------------
                                           Name: Martin J. Rabinowitz
                                           Title: President

                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Signature                          Title                            Date
                     ---------                          -----                            ----
/s/ Martin J. Rabinowitz                Chairman of the Board, President and        March 29, 2000
----------------------------------      Director (Principal Executive Officer)
Martin J. Rabinowitz


/s/ Jules Ross                          Vice President, Finance, Treasurer,         March 29, 2000
----------------------------------      Secretary and Director (Principal
Jules Ross                              Financial and Accounting Officer)


/s/ Ronald D. Rothberg                  Director                                    March 29, 2000
----------------------------------
Ronald D. Rothberg


/s/ Moses Rothman                       Director                                    March 29, 2000
----------------------------------
Moses Rothman


                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1999

                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference in Item 8 of this report.

                1.      Report of Independent Public Accountants.

                2.      Consolidated Balance Sheets -- December 31, 1999 and
                        1998.

                3. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

                4. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

                5. Notes to Consolidated Financial Statements -- December 31, 1999, 1998 and 1997.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES




To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thackeray Corporation's 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 29, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the List of Financial Statements and Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                   Arthur Andersen LLP

New York, New York
March 29, 2000

                                                                  Schedule III

Thackeray Corporation and Subsidiaries
Real Estate and Accumulated Depreciation
For the years ended December 31, 1999, 1998 and 1997



                                                             Gross
                                                             amount
                                   Initial   Cost            carried                                           Life on which
                                   cost      capitalized     at which                                          depreciation in
                                   to the    subsequent to   at close    Accumulated   Date of       Date      latest income
Description         Encumbrances   Company   acquisition     of period   depreciation  construction  acquired  statement is computed
-----------         ------------   -------   -----------     ---------   ------------  ------------  --------  ---------------------
78 Acres of
unimproved land,
Orlando, Florida        None     $1,860,000     $   0        $1,860,000       $0            N/A        1981             N/A
                                 ==========                  ==========


                                    1999                        1998                        1997
                                    ----                        ----                        ----

Balance at
Beginning of
period                           $5,756,000                  $5,756,000                 $5,756,000

Cost of real
estate deeded
to real estate
partnership                       3,471,000                           0                          0

Cost of real
estate sold                         425,000                           0                          0
                                 ----------                  ----------                 ----------

Balance at
End of period                    $1,860,000                  $5,756,000                 $5,756,000
                                 ==========                  ==========                 ==========

Federal tax basis is the same as book basis.


                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999


Exhibit No.     Description of Document
-----------     -----------------------

3(a)(i)   --    Certificate of Incorporation of the Company. (1)

3(a)(ii)  --    Certificate of Designation of $4.15 Cumulative Preferred Stock.
                (2)

3(a)(iii) --    Amendment to Certificate of Incorporation of the Company. (3)

3(b)      --    By-laws of the Company.  (1)

10(a)     --    Agreement of Limited Partnership of BT Orlando Limited
                Partnership, dated May 20, 1996, among BEF, Inc., Brennand-Paige
                Industries, Inc., BT Partnership and EST Orlando, Ltd. (4)

10(b)     --    Number 2 Partnership Letter Agreement, dated May 20, 1996, between the Company and Belz Investco L.P. (4)

 11       --    Statement re Computation of Per Share Data.*

 13       --    The Company's 1999 Annual Report to Stockholders.*

 21       --    Subsidiaries of the Company.*

 27       --    Financial Data Schedule.*

 99       --    Financial Statements of BT Orlando Limited Partnership as of
                December 31, 1999 and 1998.*


------------------------------------

*         Filed herewith

(1)       Incorporated by reference to the Company's Registration
          Statement on Form S-14 (SEC File No. 2-73435).

(2)       Incorporated by reference to the Company's Registration
          Statement on Form S-11 (SEC File No. 2-84299).

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.