Form 10-Q
period 2000-03-31
THACKERAY CORP
filed 2000-05-15
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


Commission File Number 1-8254

                              THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             04-2446697
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


            509 Madison Ave.
               Suite 1714
          New York, New York                              10022
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 10, 2000.



NY2:\912790\01\JKB@01!.DOC\69555.0001

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 32, 2000 AND DECEMBER 31, 1999

                                                                                2000                      1999
                                                                                ----                      ----
ASSETS:                                                                     (UNAUDITED)
      CASH AND CASH EQUIVALENTS                                                 $5,058,000                $5,155,000
      INVESTMENT IN REAL ESTATE PARTNERSHIP                                      4,197,000                 4,304,000
      INVESTMENTS IN REAL ESTATE                                                 1,860,000                 1,860,000
      OTHER ASSETS, NET                                                            108,000                   114,000
                                                                          ----------------          ----------------

TOTAL ASSETS                                                                   $11,223,000               $11,433,000
                                                                          ================          ================
LIABILITIES AND STOCKHOLDERS' EQUITY:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                         $7,000                   $31,000
      ACCRUED INCOME AND OTHER TAXES                                               268,000                   280,000
      OTHER LIABILITIES                                                            121,000                   121,000
                                                                          ----------------          ----------------

TOTAL LIABILITIES                                                                  396,000                   432,000
                                                                          ----------------          ----------------
STOCKHOLDERS' EQUITY
      COMMON STOCK, $.10 PAR VALUE
        (20,000,000 SHARES AUTHORIZED;
        5,107,401 SHARES ISSUED AND OUTSTANDING
        AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998)                               511,000                   511,000
      CAPITAL IN EXCESS OF PAR VALUE                                            43,542,000                43,542,000
      ACCUMULATED DEFICIT                                                      (33,226,000)              (33,052,000)
                                                                          ----------------          ----------------

TOTAL STOCKHOLDERS' EQUITY                                                      10,827,000                11,001,000
                                                                          ----------------          ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $11,223,000               $11,433,000
                                                                          ================          ================


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (UNAUDITED)

                                                                    2000                   1999
                                                                    ----                   ----
REVENUES FROM REAL ESTATE OPERATIONS                                     $0                  $16,000
                                                               ------------            -------------

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                    (114,000)                      $0

GENERAL AND ADMINISTRATIVE EXPENSES                                (132,000)                (132,000)
INTEREST INCOME                                                      72,000                   59,000
                                                               ------------            -------------

LOSS BEFORE INCOME TAXES                                           (174,000)                 (57,000)
INCOME TAXES                                                              -                        -
                                                               ------------            -------------
NET LOSS                                                          ($174,000)                ($57,000)
                                                               ============            =============
LOSS PER SHARE                                                       ($0.03)                  ($0.01)
                                                               ============            =============
NUMBER OF SHARES                                                  5,107,401                5,107,401
                                                               ============            =============








        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                 (UNAUDITED)

                                                                 2000                   1999
                                                                 ----                   ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
   NET LOSS                                                        ($174,000)              ($57,000)
   ADJUSTMENTS TO RECONCILE NET INCOME
      (LOSS) TO NET CASH USED IN OPERATING
      ACTIVITIES:
           EQUITY IN NET LOSS FROM REAL ESTATE
             PARTNERSHIP                                             114,000                      0
   CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN RECEIVABLES FROM REAL ESTATE
        PARTNERSHIP                                                        0                (58,000)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE
        AND ACCRUED LIABILITIES                                      (36,000)                51,000
      OTHER, NET                                                       6,000                  9,000
                                                            ----------------       ----------------

NET CASH USED IN OPERATING ACTIVITIES                                (90,000)                (2,000)
                                                            ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  INVESTMENT IN REAL ESTATE PARTNERSHIP                               (7,000)                (2,000)
                                                            ----------------       ----------------

  NET CASH USED IN INVESTING ACTIVITIES                               (7,000)                (2,000)
                                                            ----------------       ----------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        (97,000)               (57,000)
                                                            ----------------       ----------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    5,155,000              4,683,000
                                                            ----------------       ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $5,058,000             $4,626,000
                                                            ================       ================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     THACKERAY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999


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

           Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 3l, 1999.

           The net loss applicable to common stock for the three months ended March 31, 2000 and 1999 was divided by the number of shares outstanding during the period to determine per share data.

2.         INCOME TAXES

           The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 2000, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 2000. The Company reported taxable income for the year ended December 31, 1999. However, the Company had capital loss carryforwards and net operating loss carryforwards in excess of the reported taxable income and therefore no Federal income tax provisions have been made for the three month periods ended March 31, 2000 and 1999.

3.         STATEMENTS OF CASH FLOWS

           There were no interest payments for the three months ended March 31, 2000 and 1999.

           There were no income tax payments during the three months ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             (1)     Material Changes in Financial Condition

                     The Company anticipates that its current cash and cash
             equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                     At March 31, 2000 the Company had no commitments for
             capital expenditures.

             (2)     Material Changes in Results of Operations

                     In November 1999, the Company sold its leasehold property, which was the only source of revenues from real estate operations in 1999.

                     Operations of the real estate partnership commenced in
             December 1999.

                     General and administrative expenses were $132,000 in each
             of the first quarters of 2000 and 1999.

                     Interest income for the three months ended March 31, 2000
             was $72,000, which was $13,000 higher than the amount for the three months ended March 31, 1999. The increase results from the Company's maintaining larger cash investment balances and receiving lower yields on invested funds.


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable.

                           Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders


         (a) The Annual Meeting of Stockholders of the Company was held on May 4, 2000.

         (b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg and Moses Rothman were elected directors of the Company at the meeting.,

         (c) The following table shows the results of the voting taken at the meeting

   Nominee                           Votes For                  Votes Withheld
   -------                           ---------                  --------------
   Martin J. Rabinowtiz              4,548,664                     158,757
   Jules Ross                        4,548,559                     158,862
   Ronald D. Rothberg                4,548,464                     158,957
   Moses Rothman                     4,548,589                     158,832

         There were no abstentions or broker non-votes with respect to any of the directors.

         4,704,220 shares were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the year ending December 31, 2000, with 288 shares voted against, 2,913 shares abstained and there were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

           (a)

           27     Financial data schedule

           (b)    Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.

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



                                              THACKERAY CORPORATION

                                              By: /s/ Jules Ross
                                                  ------------------------------
                                                  Jules Ross
                                                  Vice President, Finance,
                                                  (Principal Financial Officer)

Date:  May 10, 2000

                                 EXHIBIT INDEX



      Exhibit No.                  Description
      -----------                  -----------

          27                 Financial data schedule