Form 10-Q
period 2000-06-30
THACKERAY CORP
filed 2000-08-09
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2000
                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of August 8, 2000.


69555.0001

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                           2000                      1999
                                                                           ----                      ----
ASSETS:                                                                 (UNAUDITED)

      CASH AND CASH EQUIVALENTS                                      $      4,920,000          $      5,155,000
      INVESTMENT IN REAL ESTATE PARTNERSHIP                                 4,085,000                 4,304,000
      INVESTMENTS IN REAL ESTATE                                            1,860,000                 1,860,000
      OTHER ASSETS, NET                                                       150,000                   114,000
                                                                     ----------------          ----------------

TOTAL ASSETS                                                         $     11,015,000          $     11,433,000
                                                                     ================          ================
LIABILITIES AND STOCKHOLDERS' EQUITY:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                          $              0          $         31,000
      ACCRUED INCOME AND OTHER TAXES                                          264,000                   280,000
      OTHER LIABILITIES                                                       121,000                   121,000
                                                                     ----------------          ----------------

TOTAL LIABILITIES                                                             385,000                   432,000
                                                                     ----------------          ----------------

STOCKHOLDERS' EQUITY
      COMMON STOCK, $.10 PAR VALUE
        (20,000,000 SHARES AUTHORIZED;
        5,107,401 SHARES ISSUED AND OUTSTANDING                               511,000                   511,000
         CAPITAL IN EXCESS OF PAR VALUE                                    43,542,000                43,542,000
         ACCUMULATED DEFICIT                                              (33,423,000)              (33,052,000)
                                                                     ----------------          ----------------

TOTAL STOCKHOLDERS' EQUITY                                                 10,630,000                11,001,000
                                                                     ----------------          ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $     11,015,000          $     11,433,000
                                                                     ================          ================


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                  (UNAUDITED)

                                                                         2000                   1999
                                                                         ----                   ----
REVENUES FROM REAL ESTATE OPERATIONS                                $          0            $      16,000

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                         (118,000)           $           0

GENERAL AND ADMINISTRATIVE EXPENSE                                      (156,000)                (162,000)
INTEREST INCOME                                                           77,000                   52,000
                                                                   -------------            -------------


LOSS BEFORE INCOME TAXES                                                (197,000)                 (94,000)

INCOME TAXES                                                                   0                        0
                                                                   -------------            -------------
NET LOSS                                                               ($197,000)                ($94,000)
                                                                   =============            =============
LOSS PER SHARE                                                            ($0.04)                  ($0.02)
                                                                   =============            =============
NUMBER OF SHARES                                                       5,107,401                5,107,401
                                                                   =============            =============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
      (UNAUDITED)

                                                                  2000                  1999
                                                                  ----                  ----
REVENUE FROM REAL ESTATE OPERATIONS                          $         0            $    32,000

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                 (232,000)                     0

GENERAL AND ADMINISTRATIVE EXPENNSES                            (288,000)              (294,000)
INTEREST INCOME                                                  149,000                111,000
                                                             -----------            -----------

LOSS BEFORE INCOME TAXES                                        (371,000)              (151,000)

INCOME TAXES                                                           -                      -
                                                             -----------            -----------

NET LOSS                                                       ($371,000)             ($151,000)
                                                             ===========            ===========

LOSS PER SHARE                                                    ($0.07)                 (0.03)
                                                             ===========            ===========

NUMBER OF SHARES                                               5,107,401              5,107,401
                                                             ===========            ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2000 AND 1999
                 (UNAUDITED)

                                                                             2000                   1999
                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                  ($371,000)             ($151,000)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
           EQUITY IN NET LOSS FROM REAL ESTATE
             PARTNERSHIP                                                       232,000                      0
   CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN RECEIVABLES FROM REAL ESTATE
        PARTNERSHIP                                                                  0               (118,000)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE
        AND ACCRUED LIABILITIES                                                (47,000)               102,000
      OTHER, NET                                                               (36,000)               (34,000)
                                                                      -----------------      -----------------

NET CASH USED IN OPERATING ACTIVITIES                                         (222,000)              (201,000)
                                                                      ----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  INVESTMENT IN REAL ESTATE PARTNERSHIP                                        (13,000)                (3,000)
                                                                      -----------------      -----------------

  NET CASH USED IN INVESTING ACTIVITIES                                        (13,000)                (3,000)
                                                                      -----------------      -----------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                 (235,000)              (204,000)
                                                                      -----------------      -----------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              5,155,000              4,683,000
                                                                      ----------------       ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $4,920,000             $4,479,000
                                                                      ================       ================






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      THACKERAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999


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

           The net loss applicable to common stock for the three months ended June 30, 2000 and 1999 was divided by the number of shares outstanding during the period to determine per share data.

2.         INCOME TAXES

           The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 2000, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 2000. The Company reported taxable income for the year ended December 31, 1999. However, the Company had capital loss carryforwards and net operating loss carryforwards in excess of the reported taxable income and therefore no Federal income tax provision was required for the year then ended. Accordingly, no Federal income tax provisions have been made for the six month and three month periods ended June 30, 2000 and 1999.

3.         STATEMENTS OF CASH FLOWS

           There were no interest payments for the six months and three months ended June 30, 2000 and 1999.

           There were no income tax payments during the six months and three months ended June 30, 2000 and 1999.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             (1)     Material Changes in Financial Condition

                     The Company anticipates that its current cash and cash
             equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                     At June 30, 2000 the Company had no commitments for capital expenditures.

             (2)     Material Changes in Results of Operations

                     In November 1999, the Company sold its leasehold property, which was the only source of revenues from real estate operations in 1999.

                     Operations of the real estate partnership commenced in
             December 1999.

                     General and administrative expenses were $6,000 or 2% lower for the six months ended June 30, 2000 versus the same period in 1999.

                     Interest income for the six months ended June 30, 2000 was
             $149,000, which was $38,000 higher than the amount for the six months ended June 30, 1999. The increase results from the Company's maintaining larger cash investment balances.

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

           (a)

           27        Financial data schedule

           (b)       Reports on Form 8-K

                     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.



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


                                       THACKERAY CORPORATION

                                       By: /s/ Jules Ross
                                           ----------------------------------
                                           Jules Ross
                                           Vice President, Finance,
                                           (Principal Financial Officer)

Date:  August 8, 2000

                                 EXHIBIT INDEX
                                 -------------


     Exhibit No.              Description
     -----------              -----------

        27                    Financial data schedule