Form 10-Q
period 2000-09-30
THACKERAY CORP
filed 2000-11-14
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                [X]     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2000
                                       or
                [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 1-8254
                       ------

                              THACKERAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            04-2446697
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                    509 Madison Ave.
                       Suite 1714
                   New York, New York                              10022
        ----------------------------------------                ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 14, 2000.


69555.0001

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                             2000                      1999
                                                                             ----                      ----
ASSETS:                                                                   (UNAUDITED)
      CASH AND CASH EQUIVALENTS                                        $      4,871,000          $      5,155,000
      INVESTMENT IN REAL ESTATE PARTNERSHIP                                   3,536,000                 4,304,000
      INVESTMENTS IN REAL ESTATE                                              1,860,000                 1,860,000
      OTHER ASSETS, NET                                                         135,000                   114,000
                                                                       ----------------          ----------------

TOTAL ASSETS                                                           $     10,402,000          $     11,433,000
                                                                       ================          ================
LIABILITIES AND STOCKHOLDERS' EQUITY:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            $          3,000          $         31,000
      ACCRUED INCOME AND OTHER TAXES                                            262,000                   280,000
      OTHER LIABILITIES                                                         121,000                   121,000
                                                                       ----------------          ----------------

TOTAL LIABILITIES                                                               386,000                   432,000
                                                                       ----------------          ----------------

STOCKHOLDERS' EQUITY
      COMMON STOCK, $.10 PAR VALUE
        (20,000,000 SHARES AUTHORIZED;
        5,107,401 SHARES ISSUED AND OUTSTANDING                                 511,000                   511,000
         CAPITAL IN EXCESS OF PAR VALUE                                      43,542,000                43,542,000
         ACCUMULATED DEFICIT                                                (34,037,000)              (33,052,000)
                                                                       ----------------          ----------------

TOTAL STOCKHOLDERS' EQUITY                                                   10,016,000                11,001,000
                                                                       ----------------          ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $     10,402,000          $     11,433,000
                                                                       ================          ================


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (UNAUDITED)


                                                                          2000                   1999
                                                                          ----                   ----
REVENUES FROM REAL ESTATE OPERATIONS                                 $          0            $      16,000

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                          (554,000)           $           0

GENERAL AND ADMINISTRATIVE EXPENSE                                       (140,000)                (123,000)
INTEREST INCOME                                                            80,000                   60,000
                                                                     ------------            -------------
                                                                          (60,000)                 (63,000)
                                                                     ------------            -------------


LOSS BEFORE INCOME TAXES                                                ($614,000)                 (47,000)

INCOME TAXES                                                                    0                        0
                                                                     ------------            -------------

NET LOSS                                                                ($614,000)                ($47,000)
                                                                     ============            =============

LOSS PER SHARE                                                             ($0.12)                  ($0.01)
                                                                     ============            =============

NUMBER OF SHARES                                                        5,107,401                5,107,401
                                                                     ============            =============





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
         (UNAUDITED)


                                                                 2000                 1999
                                                                 ----                 ----
REVENUE FROM REAL ESTATE OPERATIONS                                 $0             $  48,000

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP               (786,000)                    0

GENERAL AND ADMINISTRATIVE EXPENSES                           (428,000)             (417,000)
INTEREST INCOME                                                229,000               171,000
                                                             ---------             ---------
                                                              (199,000)             (246,000)
                                                             ---------             ---------
LOSS BEFORE INCOME TAXES                                      (985,000)             (198,000)

INCOME TAXES                                                         -                     -
                                                             ---------             ---------

NET LOSS                                                     ($985,000)            ($198,000)
                                                             =========             =========

LOSS PER SHARE                                                  ($0.19)                (0.04)
                                                             =========             =========

NUMBER OF SHARES                                             5,107,401             5,107,401
                                                             =========             =========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (UNAUDITED)


                                                                   2000                    1999
                                                                   ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                         ($985,000)             ($198,000)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   EQUITY IN NET LOSS FROM REAL ESTATE
      PARTNERSHIP                                                     786,000                      0
   CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN RECEIVABLES FROM REAL ESTATE
        PARTNERSHIP                                                         0               (358,000)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE
        AND ACCRUED LIABILITIES                                       (46,000)               320,000
      OTHER, NET                                                      (21,000)               (25,000)
                                                             -----------------      -----------------

NET CASH USED IN OPERATING ACTIVITIES                                (266,000)              (261,000)
                                                             ----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  INVESTMENT IN REAL ESTATE PARTNERSHIP                               (18,000)                (5,000)
                                                             -----------------      -----------------

  NET CASH USED IN INVESTING ACTIVITIES                               (18,000)                (5,000)
                                                             -----------------      -----------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                        (284,000)              (266,000)
                                                             -----------------      -----------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     5,155,000              4,683,000
                                                             -----------------      -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $4,871,000             $4,417,000
                                                             =================      =================




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      THACKERAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


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

           The net loss applicable to common stock for the nine months and three months ended September 30, 2000 was divided by the number of shares outstanding during the period to determine per share data.

2.         REAL ESTATE PARTNERSHIP

           In September 1999, the Company's real estate partnership closed $40 million of construction financing, $22 million of which was due August 2000. The August 2000 due date has been extended to December 2000 and the lender has indicated its willingness to extend the due date, if needed, to June 1, 2001. The partnership is presently negotiating the refinancing of the $22 million as well as approximately $80 million of additional financing required to complete the development. There is no assurance that the partnership will succeed in its financing undertaking. As security for the construction loan, the partnership has given the lender a mortgage on its 140 acres of land in Orlando, Florida, and the Company has pledged its contiguous 78 acres as further security for the loan.

           During the third quarter, one anchor tenant approached the partners to renegotiate its lease. Consequently, the partners established a reserve for rental revenue previously recognized, but uncollected, from the tenant. The Company's nine month net loss from real estate partnership of $786,000 includes its $235,000 share of the reserve. The Company's remaining share of the partnership's nine month net loss is principally attributable to depreciation and interest expense.

3.         INCOME TAXES

           The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 2000, and therefore it expects that no Federal income taxes will be payable for the year ending December 31, 2000. The Company reported taxable income for the year ended December 31, 1999. However, the Company had capital loss carryforwards and net operating loss carryforwards in excess of the reported taxable income and therefore no Federal income tax provision was required for the year then ended. Accordingly, no Federal income tax provisions have been made for the nine month and three month periods ended September 30, 2000 and 1999.

4.         STATEMENTS OF CASH FLOWS

           There were no interest payments for the nine months and three months ended September 30, 2000 and 1999.

           There were no income tax payments during the nine months and three months ended September 30, 2000 and 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             (1)     Material Changes in Financial Condition

                     The Company anticipates that its current cash and cash
             equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                     At September 30, 2000 the Company had no commitments for
             capital expenditures.

             (2)     Material Changes in Results of Operations

                     In November 1999, the Company sold its leasehold property, which was the only source of revenues from real estate operations in 1999.

                     Operations of the real estate partnership commenced in
             December 1999.

                     Interest income for the nine months ended September 30,
             2000 was $229,000, which was $58,000 higher than the amount for the comparable period in 1999. The increase results from the Company's maintaining larger cash investment balances.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

           (a)

           27        Financial data schedule

           (b)       Reports on Form 8-K

                     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.




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



                                        THACKERAY CORPORATION

                                        By: /s/ Jules Ross
                                            -----------------------------------
                                            Jules Ross
                                            Vice President, Finance,
                                            (Principal Financial Officer)

Date: November 14, 2000

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

    27              Financial data schedule