Form 10-K405
period 2000-12-31
THACKERAY CORP
filed 2001-03-30
CIK 354639

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------
     (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _______________ to _________________.

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



                            [COVER PAGE 1 OF 2 PAGES]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 14, 2001 computed by reference to the closing sale price of the registrant's Common Stock on the American Stock Exchange on such date: $5,389,515.

Number of shares of the registrant's Common Stock outstanding as of March 14, 2001: 5,107,401.


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 3, 2001 are incorporated by reference into Part III of this report.





                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I

Item 1.  Business

                         GENERAL DEVELOPMENT OF BUSINESS

                  Thackeray Corporation ("Thackeray" or the "Company") is a Delaware corporation which holds an investment in a real estate partnership, as well as real estate for investment.

               DESCRIPTION OF BUSINESS, AND FINANCIAL INFORMATION
                       ABOUT SEGMENTS AND GEOGRAPHIC AREAS

                  Thackeray's business is the management of its real estate investments. The Company does not presently intend to acquire additional real estate assets. For information with respect to Thackeray's real estate, see the Consolidated Statements of Operations and Notes 1, 2 and 6 to the Consolidated Financial Statements included in the Annual Report, which are incorporated herein by reference.

                  On May 20, 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership. Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the partnership which property is valued at $15,246,000 for capital account purposes. The partnership, with an affiliate of Belz and Brennand-Paige Industries, Inc., a subsidiary of the Company, as general partners, is in the process of developing, constructing, and leasing an approximately 925,000 square foot retail and entertainment shopping center complex on the property. The Company has a 35% general partner interest in the partnership and is entitled to certain cumulative, noncompounded preferential distributions of 9% on its Preferred Partnership Capital, as defined. The Company will also participate in the cash flow, sales proceeds and refinancing proceeds from the operation, financing or disposition of such project. The partnership agreement also provides for excess cash flow to first be used to reimburse the partners for certain preconstruction expenses including real estate taxes incurred by the Company. The agreement also contains certain buy-sell provisions among the partners.

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

         In August 1999, the partners of BT Orlando Limited Partnership revised the partnership agreement pursuant to which the formula for determining preferential returns due to the Company for its 140 acre land contribution was revised. Effective September 1999, reduced preferential returns apply until total construction financing required for the entire shopping center - approximately $120 million - is in place, at which time the preferential return will revert to the original contractual amount.

         The partners have also agreed that costs incurred by the partners on behalf of and reimbursable by the partnership related to real estate taxes and construction costs prior to the September 1999 closing of construction financing shall be treated as capital contributions entitled to 9% cumulative non-compounded preferred returns. Previously, such costs were presented by the Company as a receivable from the partnership. Costs incurred by the partners on behalf of the partnership subsequent to the closing of the construction financing are reimbursable with interest at the prime rate.

         In September 1999, the Company's real estate partnership closed $40 million of construction financing and simultaneously the Company deeded 140 acres of its Orlando, Florida acreage with an historical carrying value of approximately $3.5 million to the partnership. The Company also pledged its remaining contiguous 78 acres as additional collateral to secure the construction loan. As of December 31, 2000, the partnership borrowed approximately $36.7 million under the construction loan and intends to draw down the remaining loan facility in early 2001. Of the total $40 million loan, $22 million was due in August 2000 but was extended to May 2001. The partnership is required to refinance this portion of the loan and will require an additional $80 million to complete the $120 million 140 acre phase of the development project. Negotiations are continuing for such financing. Thackeray has agreed to contribute $1,750,000 of additional capital to the partnership effective upon securing the requisite financing. There are no assurances that the partnership will succeed in obtaining the needed financing.

         Development and leasing efforts for the project are on-going by the BT Orlando Limited Partnership. A 20 screen Cinemark theatre opened in December 1999, and a Bass Pro 163,000 sq./ft. anchor store opened in June 2000, and a Van's Skate Park is scheduled to open in late 2001.


Indebtedness
------------

                     The Company has no outstanding borrowings.

General
-------
                     As of December 31, 2000, the Company had two employees.

Item 2.  Properties
         ----------

                  For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 2, 5 and 6 to the Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

                  Thackeray's executive offices are located at 509 Madison Avenue, New York, New York 10022. Future minimum rent payments are $31,500 for each of the years 2001 and 2002 and $2,625 in 2003.

Item 3.  Legal Proceedings
         -----------------

                  There are no legal proceedings currently pending against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

                  During the quarter ended December 31, 2000, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

           Not Applicable.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

                1.      Report of Independent Public Accountants.

                2.      Consolidated Balance Sheets -- December 31, 2000 and
                         1999.

                3.      Consolidated Statements of Operations for the years
                         ended December 31, 2000, 1999 and 1998.

                4. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

                5. Notes to Consolidated Financial Statements -- December 31, 2000, 1999 and 1998.

Item 9.  Change in and Disagreements with Accountants on Accounting and
         --------------------------------------------------------------
         Financial Disclosure
         --------------------

                     Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

                  Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 3, 2001 (the "Proxy Statement"), which section (other than the Audit Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation
          ----------------------

                Reference is made to the information to be set forth in the section entitled Election of Directors" in the Proxy Statement, which section (other than the Audit Committee Report) is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

                  Reference is made to the information to be set forth in the sections entitled "Ownership of Voting Securities" and "Election of Directors - Security Ownership of Management" in the Proxy Statement, which sections (other than the Audit Committee Report) are incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
           ------------------------------------------------

                  Reference is made to the information to be set forth in the section entitled "Election of Directors - Compensation and Interest of Management in Certain Transactions" in the Proxy Statement, which section (other than the Audit Committee Report) is incorporated herein by reference.

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

       3(a)(ii) -    Certificate of Designation of $4.15 Cumulative Preferred
                     Stock. (2)

       3(a)(iii) -   Amendment to Certificate of Incorporation of the
                     Company. (3)

       3(b) - By-Laws of the Company. (1)

       10(a) - Agreement of Limited Partnership of BT Orlando Limited
               Partnership, dated May 20, 1996, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd. (the "Partnership Agreement") (4)

       10(b) - Number 2 Partnership Letter Agreement, dated May 20,
               1996, between the Company and Belz Investco L.P. (4)

       10(c) - First Amendment of the Partnership Agreement, dated July, 1996.

      10(d) - Second Amendment of the Partnership Agreement, dated May 20, 1998.

      10(e) - Third Amendment of the Partnership Agreement, dated December 31,
              1998.

      10(f) - Fourth Amendment of the Partnership Agreement, dated June 30,
              1999.

      10(g) - Fifth Amendment of the Partnership Agreement, dated August 11,
              1999.

       11 - Statement re Computation of Per Share Data.

       13 - The Company's 2000 Annual Report to Stockholders.

       21 - Subsidiaries of the Company.

                           --------------------------------

                  (1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

                  (2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

                  (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                  (4) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.

                  (b) - During the quarter ended December 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2001
                                      THACKERAY CORPORATION
                                      (Registrant)

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

               Signature                               Title                             Date
               ---------                               -----                             ----

/s/ Martin J. Rabinowitz               Chairman of the Board,
------------------------               President and  Director
Martin J. Rabinowitz                   (Principal Executive Officer)               March 29, 2001

/s/ Jules Ross                         Vice President, Finance, Treasurer,         March 29, 2001
--------------                         Secretary and Director (Principal
Jules Ross                             Financial and Accounting Officer)

/s/ Ronald D. Rothberg                 Director                                    March 29, 2001
----------------------
Ronald D. Rothberg

/s/ Moses Rothman                      Director                                    March 29, 2001
-----------------
Moses Rothman


                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2000

                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 2000, are incorporated by reference in Item 8 of this report.

         1.       Report of Independent Public Accountants.

         2.       Consolidated Balance Sheets -- December 31, 2000 and 1999.

         3. Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

         4. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

         5. Notes to Consolidated Financial Statements -- December 31, 2000, 1999 and 1998.

The Financial Statements of BT Orlando Limited Partnership as of December 31, 2000 and 1999, representing the financial statements of a significant 50% or less owned person, are filed herewith.

The following financial statement schedules of Thackeray Corporation are filed herewith:

         Report of Independent Public Accountants on Financial Statement
         Schedules

         Schedule III - Real Estate and Accumulated Depreciation (Thackeray
                        Corporation)

         Schedule III - Real Estate and Accumulated Depreciation (BT Orlando
                        Limited Partnership)

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

BT ORLANDO LIMITED PARTNERSHIP

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999
TOGETHER WITH AUDITORS' REPORT

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
BT Orlando Limited Partnership:

We have audited the accompanying balance sheets of BT Orlando Limited Partnership, a Florida limited partnership (the "Partnership"), as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BT Orlando Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered net losses from operations and negative operating cash flows. Additionally, a significant portion of the Partnership's initial development loan is due in 2001, and the Partnership does not have an agreement for its refinancing. These issues raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue as a going concern.


Arthur Andersen LLP


Memphis, Tennessee,
March 23, 2001

                         BT ORLANDO LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                AS OF DECEMBER 31

                                            ASSETS                                      2000                  1999
                                            ------                                  -------------        --------------
REAL ESTATE, net                                                                      $47,123,130           $34,559,789
CASH                                                                                            -                12,071
ACCOUNTS RECEIVABLE                                                                       111,121                36,523
OTHER ASSETS, net                                                                       1,548,338             1,643,573
                                                                                    -------------        --------------

            Total assets                                                              $48,782,589           $36,251,956
                                                                                    =============        ==============


                               LIABILITIES AND PARTNERS' CAPITAL
                               ---------------------------------

DEBT                                                                                  $36,698,591           $25,574,214
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                3,802,870             2,728,367
ADVANCES PAYABLE TO PARTNERS                                                            6,013,940             1,748,942
                                                                                    -------------         -------------

           Total liabilities                                                           46,515,401            30,051,523
                                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
        General partners                                                                1,846,751             4,107,160
        Limited partners                                                                  420,437             2,093,273
                                                                                   --------------         -------------
           Total partners' capital                                                      2,267,188             6,200,433
                                                                                   --------------         -------------

             Total liabilities and partners' capital                                  $48,782,589           $36,251,956
                                                                                    =============         =============


      The accompanying notes are an integral part of these balance sheets.

                         BT ORLANDO LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                         FOR THE YEARS ENDED DECEMBER 31

                                                                                       2000                  1999
                                                                                   -------------          ----------
         REVENUES:
             Rental revenues                                                        $    707,661            $ 31,611
             Escalation revenues and other income                                        325,634               2,845
                                                                                   -------------          ----------
                  Total                                                                1,033,295              34,456

         OPERATING EXPENSES                                                            1,477,034              85,000

         INTEREST EXPENSE                                                              1,832,006                   -

         DEPRECIATION AND AMORTIZATION EXPENSE                                         1,657,500              34,968
                                                                                   -------------          ----------

         NET LOSS                                                                    $(3,933,245)           $(85,512)
                                                                                   =============          ==========



        The accompanying notes are an integral part of these statements.

                         BT ORLANDO LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

                         FOR THE YEARS ENDED DECEMBER 31


                                             General Partners                      Limited Partners
                                    --------------------------------      -------------------------------
                                        Brennand-Paige                        BT               EST
                                     Industries, Inc.      BEF, Inc.       Partnership      Orlando, Ltd.        Total
                                    ------------------     ---------      ------------      -------------  ----------------
BALANCE, December 31, 1998           $      -                 $ -         $     -            $   -           $       -

Contributions                             4,137,945             -            2,148,000           -                6,285,945

Net loss                                    (29,929)            (856)          (35,299)        (19,428)             (85,512)
                                     --------------           ------     -------------       ---------       --------------

BALANCE, December 31, 1999                4,108,016             (856)        2,112,701         (19,428)           6,200,433

Net loss                                 (2,261,265)             856        (1,692,264)         19,428           (3,933,245)
                                     --------------           ------     -------------       ---------       --------------

BALANCE, December 31, 2000             $  1,846,751           $ -        $     420,437       $   -           $    2,267,188
                                     ==============           ======     =============       =========       ==============



        The accompanying notes are an integral part of these statements.

                         BT ORLANDO LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31

                                                                                     2000                     1999
                                                                                ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $  (3,933,245)         $      (85,512)
    Adjustments to reconcile net loss to net cash
    used in operating activities-
        Depreciation and amortization expense                                         1,657,500                  34,968
            Changes in operating accounts-
                Increase in accounts receivable                                         (74,598)                (36,523)
                Decrease (increase) in other assets                                      55,092                 (21,750)
                Increase in accounts payable and accrued liabilities                    512,250                  95,291
                                                                                ---------------         ---------------
                    Net cash used in operating activities                            (1,783,001)                (13,526)
                                                                                ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Real estate development costs                                                   (13,618,445)            (12,456,351)
                                                                                ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from third party debt                                                   11,124,377              25,574,214
    Borrowings (repayments) on advances from partners                                 4,264,998             (13,092,266)
                                                                                ---------------         ---------------
                    Net cash provided by financing activities                        15,389,375              12,481,948
                                                                                ---------------         ---------------

NET CHANGE IN CASH                                                                      (12,071)                 12,071
                                                                                ---------------         ---------------

CASH, beginning of year                                                                  12,071                   -
                                                                                ---------------         ---------------


CASH, end of year                                                               $         -             $        12,071
                                                                                ===============         ===============


        The accompanying notes are an integral part of these statements.

                         BT ORLANDO LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



1.       ORGANIZATION AND BUSINESS:
         -------------------------

BT Orlando Limited Partnership, a Florida limited partnership (the "Partnership"), was formed on May 20, 1996, for the purpose of acquiring approximately 140 acres of land and to develop, construct, operate and lease a retail and entertainment shopping center complex of approximately 925,000 leasable square feet in Orlando, Florida (the "Project"). In December 1999, a portion of the Project representing a movie theater of approximately 85,000 leasable square feet was placed in service. In June 2000, a portion of the Project representing a sporting goods retailer of approximately 163,000 leasable square feet was placed in service.

Brennand-Paige Industries, Inc. ("BPI"), a wholly-owned subsidiary of Thackeray Corporation, is a 35% general partner and BEF, Inc., an affiliate of Belz Enterprises, is a 1% general partner. The limited partners are BT Partnership, an affiliate of Belz Enterprises, with a 41.28% interest and EST Orlando, Ltd. with a 22.72% interest. The general partners and limited partners are collectively referred to as the Partners.

The partnership agreement provides that all major decisions, as defined, are to be jointly approved by both of the general partners. The Partnership will terminate on December 31, 2055, unless terminated earlier, as provided for in the partnership agreement.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

Cash

As of December 31, 2000, the Partnership had a cash overdraft of approximately $2,145,000, which is included in accounts payable and accrued liabilities in the accompanying balance sheet.

Capitalization of Development Costs

The Partnership capitalizes all direct and indirect costs relating to Project development, including, among other things, real estate taxes and interest on construction financing. Indirect costs are allocated to the underlying assets on a pro-rata basis based on the relative cost of each of the components of the Project. Direct and indirect costs are depreciated over the estimated useful lives of the assets once placed in service. Interest capitalized during the years ended December 31, 2000 and 1999 was approximately $1,513,000 and $914,000, respectively.

Long-lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis and excluding interest charges, the asset's carrying value will be written down to fair value.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):
         ------------------------------------------------------

Other Assets

As of December 31, 2000 and 1999, capitalized lease commissions, net of accumulated amortization, were approximately $1,033,000 and $652,000, respectively. These costs are being amortized on a straight-line basis over the lives of the related leases. Amortization expense related to capitalized lease commissions was approximately $40,000 during 2000.

In connection with the financing of the Notes (see Note 4), the Partnership incurred financing fees of approximately $808,000. Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method over the terms of the related debt agreements. At December 31, 2000 and 1999, the unamortized balance of these costs was approximately $202,000 and $620,000 respectively.

Revenue Recognition

Rental revenue from tenant operating leases which provide for scheduled rental increases and rent concessions, are recognized on a straight-line basis over the term of the respective leases. To the extent the Partnership has concerns regarding the collectibility of future rents from certain tenants, rental revenues will be recognized in accordance with cash received from the respective tenants. Rental revenues for one of the current tenants is being recognized as cash is received.

Escalation revenues and other income includes additional rents which are provided for in the individual tenant leases and primarily relate to the reimbursement of certain operating expenses of the Partnership. The Partnership recognizes such reimbursements by tenants as revenue when earned and when the amounts can be reasonably estimated.

Allocation of Net Loss

The net loss for 1999 was allocated to the Partners' capital accounts based on their respective pro-rata ownership percentages in the Partnership. The net loss for 2000 was allocated to the Partners' capital accounts based on a hypothetical liquidation at book value approach, which takes into consideration the capital contributed by each partner and the distribution priorities as provided for in the partnership agreement.

Income Taxes

No provision is made in the accounts of the Partnership for federal and state income taxes, as such taxes are liabilities of the individual Partners. The Partnership's income tax returns and the amount of allocable Partnership profits or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Partnership profits or losses, the income tax liability of the Partners may also change.

        ------------------------------------------------------

Concentration of Credit Risk

As of December 31, 2000, there are two operating tenants in the Project comprised of a movie theater and a sporting goods retailer, therefore there is significant concentration of credit risk with respect to rental revenue. The loss of either of the current tenants would have a material adverse effect on the Partnership's financial position and results of operations. This risk will be reduced once the next phase of development is completed and more leaseable tenant space becomes available (see Note 6).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Supplemental Cash Flow Information

During 1999, BPI made a non-cash contribution of land to the Partnership which is reflected as equity. During 1999, BT Partnership funded construction costs through advances to the Partnership and was reimbursed when construction financing was obtained. Additionally, BPI and BT Partnership converted certain of their advances to the Partnership into equity (see Note 5).

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - and Amendment to FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that received hedge accounting treatment. Management has determined that the impact upon adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations of the Partnership.

3.       REAL ESTATE:
         -----------

Land is stated at BPI's historical carrying value (see Note 5). Other real estate assets are stated at historical cost and depreciated over the estimated useful lives of the assets using the straight-line method once placed in service. The Partnership anticipates total costs to construct the Project will be approximately $120 million. Real estate at December 31, was as follows:

                                              Useful
                                               Lives             2000                 1999
                                             ---------    ----------------     ----------------
         Land                                     -           $  3,471,528         $  3,471,528
         Buildings and improvements              15-40          35,545,351           13,332,543
         Furniture and equipment                     7           5,219,885            2,084,151
         Construction in progress                 -              4,538,692           15,706,535
                                                             -------------         ------------
                                                                48,775,456           34,594,757
         Less accumulated depreciation                          (1,652,326)             (34,968)
                                                             -------------         ------------

                                                               $47,123,130          $34,559,789
                                                             =============         ============

4.       DEBT:
         ----

On August 31, 1999, the Partnership entered into a construction loan agreement with a bank consisting of two promissory notes allowing for total borrowings of up to $40,000,000 to finance development of the first phase of the Project. Note A allows for borrowings of up to $18,000,000, and Note B allows for borrowings of up to $22,000,000 (collectively, the "Notes"). The Notes bear interest at an annual rate of LIBOR, as defined, plus 250 basis points. The weighted average interest rate was 8.98% in 2000 and 8.34% in 1999.

Note A provides for monthly interest only payments on outstanding borrowings during construction and for twelve months following completion of construction of the first phase of the Project. Beginning July 2001, principal payments of $18,300 plus interest payments on outstanding borrowings are due monthly through the maturity date, which is September 2, 2002. The maturity date can be extended for up to two years provided the loan is not in default and certain financial ratios are met. Borrowings under Note A totaled $18,000,000 at December 31, 2000 and 1999, respectively.

Note B provides for monthly interest only payments on outstanding borrowings until the maturity date, which was originally September 2, 2000. The maturity date of Note B was extended to May 1, 2001. Borrowings under Note B totaled approximately $18,698,000 and $7,574,000 at December 31, 2000 and 1999,
respectively.

During the years ended December 31, 2000 and 1999, interest paid on the Notes was approximately $2,975,000 and $914,000, respectively.

The Notes are secured by the land and constructed assets owned by the Partnership, as well as a pledge of a contiguous 78 acre parcel of land held by Thackeray Corporation. The Notes are guaranteed jointly and severally by Belz Investco GP and Union Realty Company GP (the "Guarantors"), both affiliates of Belz Enterprises. In the event the refinancing of Note B does not take place (see Note 8), and the Guarantors are required to perform under the guaranty agreement, the Partners and Guarantors have two years to pursue sale of a portion or all of the Project held by the Partnership, so long as terms of the

         ----------------

sale are mutually agreed upon by the Partners. In the event the assets that secured the Notes are not sufficient to satisfy a partner's pro rata share of the obligation to the Guarantors, under the terms of the partnership agreement, the Guarantors have certain indemnification and contribution rights from the Partners to the extent of the Partners' respective ownership percentages. The Guarantors have the ability to exercise these rights upon expiration of the two year period referenced above.

At December 31, 2000, the Partnership was a party to two interest rate swap agreements to effectively convert a total of $36,699,000 in variable rate debt to fixed rate debt. Pursuant to the terms of these swaps, the Partnership receives variable payments tied to LIBOR in exchange for payment at a fixed rate. The fixed rates paid and variable rates received were as follows at December 31, 2000:

     Notional          Rate                   Rate                   Swap
      Amount        Paid (fixed)       Received (variable)         Maturity
   ------------     ------------       -------------------     ----------------

    $18,000,000          6.46%               6.56%                  August 2002
    $18,699,000          6.44%               6.56%                     May 2001

These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. The Partnership minimizes that risk by evaluating the credit worthiness of the counterparties, which are limited to major banks and financial institutions. The Partnership does not anticipate nonperformance by the counterparties.

At December 31, 2000, the fair value of the interest rate swaps was a liability of approximately $235,000. This fair value represents the estimated amount, considering the prevailing interest rates, that the Partnership would have paid to terminate the agreements at December 31, 2000.

5.       RELATED PARTY TRANSACTIONS:
         --------------------------

The partnership agreement provided for BPI to contribute its rights, title and interests in a parcel of land to the Partnership simultaneously with the closing of a construction financing loan. During 1999, upon closing of the loan agreement described in Note 4, BPI contributed the land. The land contribution has been accounted for by the Partnership at BPI's historical carrying value of $3,471,528. In 1999, BT Partnership and BPI contributed capital of $2,148,000 and $666,417, respectively, by converting advances previously made to the Partnership into equity.

The Partners will be entitled to receive a 9% cumulative, non-compounding preferred return (the "Preferred Return") based on their Preferred Partnership Capital, as defined, commencing from the closing of the construction loan.

Pursuant to the partnership agreement, the Partners have agreed that the land contributed by BPI will have a stated value of $15,246,000 for purposes of computing their Preferred Partnership Capital. The Partners have also agreed that BPI will be entitled to a reduced Preferred Return until such time that Note B is refinanced.

BT Partnership has Preferred Partnership Capital equal to its capital contributions.

         --------------------------------------

As of December 31, 2000, cumulative Preferred Returns due to BPI and BT Partnership were approximately $636,000 and $257,000, respectively.

The Partners, from time to time and as outlined in the partnership agreement, make advances to the Partnership for construction costs, real estate taxes and other direct and indirect development costs of the Project. These costs are reimbursable to the Partners and are included in advances payable to partners in the accompanying balance sheets. Subsequent to December 31, 2000, Belz made additional advances to the Partnership of approximately $3.7 million. Repayment of these costs is to be made out of future loan proceeds or operating cash flows. There is no stated maturity on these advances. Advances made subsequent to the closing of the construction loan bear interest at prime. The weighted average interest rate was 9.33% in 2000 and 8.41% in 1999.

A Belz affiliate, BFB Management, Ltd. (the "Manager"), manages the Project. As compensation for its services, the Manager receives a management fee of 3% of actual gross rental receipts, including minimum rents, percentage rents and any other payments received related to tenant leases. In 2000, approximately $42,000 was earned under the agreement of which approximately $12,000 is included in accrued liabilities in the accompanying balance sheet at December 31, 2000.

6.       FUTURE MINIMUM LEASE RECEIPTS:
         -----------------------------

At December 31, 1999, the Partnership was the lessor in a 20 year lease accounted for as an operating lease related to the portion of the Project placed in service. This lease agreement accounted for all revenues earned in 1999. The Partnership also has entered into a second 20 year operating lease with a tenant which began in June 2000. At December 31, 2000, minimum lease receipts for each of the next five years and thereafter under these noncancelable leases is as follows:

                                                Minimum
                          Year                    Rent
                        --------              ------------

                          2001                $  1,894,203
                          2002                   1,894,203
                          2003                   1,894,203
                          2004                   1,894,203
                          2005                   1,894,203
                          Thereafter            27,110,989
                                              ------------
                                               $36,582,004

The Partnership is also entitled to additional rents, which are not included above, and which are primarily based upon escalations of real estate taxes and operating expenses over base period amounts. Escalation revenues were approximately $321,000 during 2000.

The Partnership has entered into other operating leases for space currently under construction. Payments under these leases are contingent upon, among other things, completion of construction of leasable space in the Project.

7.       COMMITMENTS AND CONTINGENCIES:
         -----------------------------

During 2000, the Partnership resolved litigation related to copyright violations with respect to the name of the Project. This settlement did not have a material adverse effect on the business, financial position or results of operations of the Partnership.

The Partnership is subject to various litigation, claims and assessments arising in the normal course of business. The Partnership believes that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's business, financial position or results of operations.

8.       ABILITY TO CONTINUE AS A GOING CONCERN:
         --------------------------------------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. During 2000, the Partnership incurred a net operating loss of approximately $444,000, exclusive of interest, depreciation and amortization expenses, and negative operating cash flows of approximately $1,783,000. The results for 2000 reflect the current limited operations of the first phase of the Project, coupled with a lease renegotiation for one tenant during 2000 under which certain lease concessions were granted to the tenant. The Partnership currently has limited resources available to meet its operating and debt service requirements, including the debt maturing in 2001. As a result, the Partnership currently is, and will continue to be, dependent on its ability to borrow additional funds to meet these requirements until the next phase of the Project is fully constructed. This raises a substantial doubt about the Partnership's ability to continue as a going concern.

Financing for the next phase of the Project has not been completed. It is also the Partnership's intent to refinance the borrowings under Note B prior to its maturity date simultaneous with this additional construction financing. Management has initiated discussions with a lender for an additional $10 million subordinate loan. Management has also initiated discussions with its original construction loan lender to (1) extend the due date of Note B, and (2) borrow an additional $54 million in senior secured loans, subject to their ability to syndicate the additional debt. The next phase of the Project is expected to require financing of approximately $75 million for construction. The Partners will be responsible for funding the additional projected construction costs above the loans noted above. The Partners are optimistic that this financing or similar arrangements will be completed during 2001. However, there can be no assurances that the Partnership will be successful in obtaining the loans mentioned above or raising the additional capital necessary to complete the Project.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Once the next phase of the Project is fully constructed, the Partners believe that the Project will generate sufficient cash flows from operations to meet all cash requirements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES




To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thackeray Corporation's 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 26, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the List of Financial Statements and Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                   /s/ Arthur Andersen LLP

New York, New York
March 26, 2001

Thackeray Corporation and Subsidiaries
Real Estate and Accumulated Depreciation
As of December 31, 2000,                                           Schedule III

                                                                                                 Gross amount
                                                      Initial cost        Cost capitalized       at which carried
                                                     to the Company       subsequent to          at close of period
Description                         Encumbrances         Land             acquisition                  Land
-----------                         ------------         ----             -----------                  ----
78 Acres of unimproved land,
Orlando, Florida                     Note 1          $1,860,000          $   0                   $1,860,000




                                                          2000                      1999                       1998
                                                          ----                      ----                       ----

Reconciliation of Gross Carrying Amount:
---------------------------------------

Balance at Beginning of period                      $1,860,000                $5,756,000                 $5,756,000

Deductions During Period:
------------------------

Cost of real estate deeded to real estate partnership        0                (3,471,000)                         0

Cost of real estate sold                                     0                  (425,000)                         0
                                                            --                   -------                         --

Balance at End of period                            $1,860,000                $1,860,000                 $5,756,000
                                                     =========                 =========                  =========

Federal tax basis is the same as book basis.

Note 1. The property is pledged as additional collateral for the construction loan at BT Orlando Limited Partnership, which had a balance of $36,698,591 as of December 31, 2000.

Table continued...

                                                                                                Life on which
                                                                                                depreciation in
                                         Accumulated        Date of            Date             latest income
Description                              depreciation      construction        acquired         statement is computed
-----------                              ------------      ------------        --------         ---------------------
78 Acres of unimproved land,
Orlando, Florida                              $0                N/A               1981               N/A





Reconciliation of Gross Carrying Amount:
---------------------------------------

Balance at Beginning of period

Deductions During Period:
------------------------

Cost of real estate deeded to real estate partnership

Cost of real estate sold


Balance at End of period


Federal tax basis is the same as book basis.


BT Orlando Limited Partnership
Real Estate and Accumulated Depreciation                           Schedule III
As of December 31, 2000

         Description            Encumbrances    Initial Cost to company     Cost capitalized subsequent
                                                                                 to acquisition
-----------------------------   ------------  ----------------------------  ---------------------------
                                               Land           Buildings      Improvements Carrying Costs
                                                          and Improvements
140 acre development which will  $36,698,591  $ 3,471,528 $          -       $ 41,852,669 $    3,451,259
be a retail and entertainment
complex of approximately 925,000
leasable square feet currently
under construction in Orlando,
Florida

Reconciliation of Gross Carrying Amount:                                 2000          1999          1998
----------------------------------------                             -----------    ----------    ----------

Balance at beginning of period                                       $34,594,757    $4,322,336    $1,016,326

Additions during period:                                              14,180,699    14,343,879         -
   Improvements / development costs

   Non-cash contribution of land  by Brennand - Paige
   Industries, Inc. ("BPI") at its historical carrying value             -            3,471,528        -

   Construction costs paid by BPI and
   BT Partnership subject to reimbursement by
   BT Orlando Limited Partnership                                        -           12,457,014    3,306,010
                                                                    ----------------------------------------

Balance at end of period                                             $48,775,456   $34,594,757    $4,322,336
                                                                    ========================================

Reconciliation of Accumulated Depreciation:
-------------------------------------------

Balance at beginning of period                                           $34,968   $     -        $     -

Additions during period:
   Depreciation expense for year                                       1,617,358        34,968          -
                                                                    ----------------------------------------
Balance at end of period
                                                                      $1,652,326       $34,968      $   -
                                                                    ========================================
Table continued...


         Description            Gross amount at which carried
                                     at close of period                                                           Life on which
-----------------------------   --------------------------------         Accumulated      Date of       Date     depreciation in
                                Land          Buildings         Total    depreciation   Construction  acquired     latest income
                                           and Improvements                                                    statement is computed
140 acre development which will $3,471,528 $     45,303,928  $48,775,456 $1,652,326       Ongoing       N/A         7-40 yrears
be a retail and entertainment
complex of approximately 925,000
leasable square feet currently
under construction in Orlando,
Florida

Reconciliation of Gross Carrying Amount:
----------------------------------------

Balance at beginning of period

Additions during period:
   Improvements / development costs

   Non-cash contribution of land  by Brennand - Paige
   Industries, Inc. ("BPI") at its historical carrying value

   Construction costs paid by BPI and
   BT Partnership subject to reimbursement by BT Orlando Limited Partnership


Balance at end of period


Reconciliation of Accumulated Depreciation:
-------------------------------------------

Balance at beginning of period

Additions during period:
   Depreciation expense for year

Balance at end of period

The aggregare cost for federal income tax purposes as of December 31, 2000 was $60,549,928.

                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000


Exhibit No.     Description of Document
-----------     -----------------------

3(a)(i)   --    Certificate of Incorporation of the Company. (1)

3(a)(ii)  --    Certificate of Designation of $4.15
                Cumulative Preferred Stock.(2)

3(a)(iii) --    Amendment to Certificate of Incorporation of the Company. (3)

3(b)      --    By-laws of the Company.  (1)

10(a)     --    Agreement of Limited Partnership of BT Orlando Limited
                Partnership, dated May 20, 1996, among BEF, Inc., Brennand-Paige
                Industries, Inc., BT Partnership and EST Orlando, Ltd. (the
                "Partnership Agreement") (4)

10(b)     --    Number 2 Partnership Letter Agreement, dated May 20, 1996, between the Company and Belz Investco L.P. (4)

10(c)     --    First Amendment of the Partnership Agreement, dated July, 1996.*

10(d)     --    Second Amendment of the Partnership Agreement, dated May 20,
                1998.*

10(e)     --    Third Amendment of the Partnership Agreement, dated December 31,
                1998.*

10(f)     --    Fourth Amendment of the Partnership Agreement, dated June 30,
                1999.*

10(g)     --    Fifth Amendment of the Partnership Agreement, dated August 11,
                1999.*

 11       --    Statement re Computation of Per Share Data.*

 13       --    The Company's 2000 Annual Report to Stockholders.*

 21       --    Subsidiaries of the Company.*

----------------------
*        Filed herewith
         (1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).


         (2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).


         (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


         (4) Incorporated by reference to the Company's Proxy Statement, dated August 5, 1996.