Form 10-Q
period 2001-03-31
THACKERAY CORP
filed 2001-05-15
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459


[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2001
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


Commission File Number 1-8254
                       ------

                              THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                         04-2446697
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                      509 Madison Ave.
                         Suite 1714
                     New York, New York                              10022
                     ------------------                              -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 15, 2001.



NY2:\1043806\02\MD#M02!.DOC\69555.0001

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH  31, 2001 AND DECEMBER 31, 2000

                                                                        2001                      2000
                                                                        ----                      ----
ASSETS:                                                              (UNAUDITED)
      CASH AND CASH EQUIVALENTS                                         $4,717,000                $4,879,000
      INVESTMENT IN AND ADVANCES TO
       REAL ESTATE PARTNERSHIP                                             929,000                 2,053,000
      INVESTMENTS IN REAL ESTATE                                         1,951,000                 1,951,000
      OTHER ASSETS                                                          72,000                    24,000
                                                                  ----------------          ----------------

TOTAL ASSETS                                                            $7,669,000                $8,907,000
                                                                  ================          ================
LIABILITIES AND STOCKHOLDERS' EQUITY:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               $224,000                  $276,000
      OTHER LIABILITIES                                                    121,000                   121,000
                                                                  ----------------          ----------------

TOTAL LIABILITIES                                                          345,000                   397,000
                                                                  ----------------          ----------------

STOCKHOLDERS' EQUITY
      COMMON STOCK, $.10 PAR VALUE
        (20,000,000 SHARES AUTHORIZED;
        5,107,401 SHARES ISSUED AND OUTSTANDING                            511,000                   511,000
         CAPITAL IN EXCESS OF PAR VALUE                                 43,542,000                43,542,000
         ACCUMULATED DEFICIT                                           (36,729,000)              (35,543,000)
                                                                  ----------------          ----------------

TOTAL STOCKHOLDERS' EQUITY                                               7,324,000                 8,510,000
                                                                  ----------------          ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $7,669,000                $8,907,000
                                                                  ================          ================


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (UNAUDITED)

                                                                    2001                   2000
                                                                    ----                   ----
EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                 ($1,124,000)              ($114,000)

GENERAL AND ADMINISTRATIVE EXPENSE                                 (130,000)               (132,000)
INTEREST INCOME                                                      68,000                  72,000
                                                              -------------           -------------


LOSS BEFORE INCOME TAXES                                         (1,186,000)               (174,000)

INCOME TAXES                                                           -                         -
                                                              -------------           -------------
NET LOSS                                                        ($1,186,000)              ($174,000)
                                                              =============           =============
LOSS PER SHARE                                                       ($0.23)                 ($0.03)
                                                              =============           =============
NUMBER OF SHARES                                                  5,107,401               5,107,401
                                                              =============           =============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (UNAUDITED)

                                                               2001                   2000
                                                               ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                  ($1,186,000)             ($174,000)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   EQUITY IN NET LOSS FROM REAL ESTATE
      PARTNERSHIP                                              1,124,000                114,000
   CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS PAYABLE
        AND ACCRUED LIABILITIES                                  (52,000)               (36,000)
      OTHER, NET                                                 (48,000)                 6,000
                                                        -----------------      ----------------

NET CASH USED IN OPERATING ACTIVITIES                           (162,000)               (90,000)
                                                        ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  INVESTMENT IN REAL ESTATE PARTNERSHIP                            -                     (7,000)
                                                        ----------------       ----------------


  NET CASH USED IN INVESTING ACTIVITIES                            -                     (7,000)
                                                        ----------------       ----------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   (162,000)               (97,000)
                                                        ----------------       ----------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                4,879,000              5,155,000
                                                        ----------------       ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $4,717,000             $5,058,000
                                                        ================       ================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      THACKERAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000


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

           Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 3l, 2000.

           The net loss applicable to common stock for the three months ended March 31, 2001 and 2000 was divided by the number of shares outstanding during the period to determine per share data.

2.         REAL ESTATE PARTNERSHIP

           In September 1999, the Company's real estate partnership closed $40 million of construction financing and simultaneously the Company deeded 140 acres of its Orlando, Florida acreage with an historical carrying value of approximately $3.5 million to the partnership. The Company also pledged its remaining contiguous 78 acres as additional collateral to secure the construction loan. As of March 31, 2001 the partnership has borrowed approximately $37 million under the construction loan. Of the total $40 million loan, $22 million was due May 2001 and has been extended to July 2001. The partnership is in the process of refinancing the $40 million facility as well as raising an additional $80 million required to complete construction of the entire 140 acre $120 million shopping center. Thackeray has agreed to contribute $1,750,000 of additional capital to the partnership as part of the $120 million financing, provided commitments are secured for the remaining $118, 250,000. There are no assurances that the partnership will succeed in obtaining the needed financing. Accordingly, the realization of the Company's real estate assets related to the partnership is dependent upon the partnership's obtaining the requisite financing and the successful development, leasing and operation of the real estate project.

           The following are the unaudited condensed statements of operations (000's omitted) of the real estate partnership for the three months ended March 31, 2001 and 2000.


                                                        2001            2000
                                                        -----           ----

           Rent and other income                         475             349

           Operating expenses                           (354)           (174)

           Interest expense                             (803)           (292)

           Depreciation and Amortization expense        (582)           (210)
                                                        -----           -----

           Net Loss                                   (1,264)           (327)
                                                      =======           =====


           Interest expense increase is attributable to average construction loan balance increase for first quarter 2001 as compared to first quarter 2000.

           Depreciation and amortization increase is attributable to the increase in assets subject to depreciation and amortization for first quarter 2001 as compared to first quarter 2000 (approximately $25.5 million).

3.         INCOME TAXES

           The Company anticipates it will generate a taxable loss for the year ending December 31, 2001, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2001. For the year ended December 31, 2000 the Company reported taxable loss. In addition, for both years, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax benefit has been recorded. Accordingly, no Federal or State income tax provisions have been made for the three month period ended March 31, 2001 and 2000.

4.         STATEMENTS OF CASH FLOWS

           There were no interest payments for the three months ended March 31, 2001 and 2000.

           There were no income tax payments during the three months ended March 31, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             (1)     Material Changes in Financial Condition

                     The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                     At March 31, 2001 there were no commitments for capital expenditures. As noted above, the Company has agreed to contribute $1,750,000 to its real estate partnership in the event the partnership secures the requisite financing to complete construction.

             (2)     Material Changes in Results of Operations

                     The Company's share in the net losses of the partnership was $1,124,000 in the first quarter of 2001 as compared to $114,000 first quarter 2000. The increased loss reflects
                     (a) the property is still being developed, and thus has limited operations, (b) substantial quarter to quarter interest expense increases principally attributable to increased construction loan balances and (c) increases in depreciation and amortization resulting from the higher levels of depreciable assets placed in service in 2001 (approximately $25.5 million).

                     Interest income for the three months ended March 31, 2001 was $68,000, which was $4,000 lower than the amount for the comparable period in 2000. The decrease results from the Company's maintaining lower cash investment balances.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable.

                           Part II. Other Information


Item 4.    Submission of Matters to a Vote of Security Holders


(a)      The Annual Meeting of Stockholders of the Company was held on May 3,
         2001.

(b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg and Moses Rothman were elected directors of the Company at the meeting.

(c) The following table shows the results of the voting taken at the meeting:

         Nominee                        Votes for           Votes Withheld
         -------                        ---------           --------------

         Martin J. Rabinowitz           4,577,646               211,577

         Jules Ross                     4,577,646               211,577

         Ronald D. Rothberg             4,577,646               211,577

         Moses Rothman                  4,577,545               211,678

         There were no abstentions or broker non-votes with respect to any of the directors.

         4,757,525 shares were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the year ending December 31, 2001, with 30,935 shares voted against, 763 shares abstained and there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THACKERAY CORPORATION

                                  By: /s/ Jules Ross
                                      --------------------------------------
                                      Jules Ross
                                      Vice President, Finance,
                                      (Principal Financial Officer)



Date: May 15, 2001