Form 10-Q
period 2001-06-30
THACKERAY CORP
filed 2001-08-09
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

             [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2001
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of August 9, 2001.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

                                                       2001             2000
                                                       ----             ----
ASSETS:                                             (UNAUDITED)

     CASH AND CASH EQUIVALENTS                     $  4,637,000    $  4,879,000
     INVESTMENT IN AND ADVANCES TO
     REAL ESTATE PARTNERSHIP                            209,000       2,053,000
     INVESTMENTS IN REAL ESTATE                       1,951,000       1,951,000
     OTHER ASSETS                                        53,000          24,000
                                                   ------------    ------------

TOTAL ASSETS                                       $  6,850,000    $  8,907,000
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES         $    230,000    $    276,000
     OTHER LIABILITIES                                  121,000         121,000
                                                   ------------    ------------

TOTAL LIABILITIES                                       351,000         397,000
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.10 PAR VALUE
       (20,000,000 SHARES AUTHORIZED;
       5,107,401 SHARES ISSUED AND OUTSTANDING          511,000         511,000
         CAPITAL IN EXCESS OF PAR VALUE              43,542,000      43,542,000
         ACCUMULATED DEFICIT                        (37,554,000)    (35,543,000)
                                                   ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                            6,499,000       8,510,000
                                                   ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  6,850,000    $  8,907,000
                                                   ============    ============




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                (UNAUDITED)

                                                         2001           2000
                                                         ----           ----



EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP      ($  723,000)   ($  118,000

GENERAL AND ADMINISTRATIVE EXPENSES                     (153,000)      (156,000)
INTEREST INCOME                                           51,000         77,000
                                                     -----------    -----------


LOSS BEFORE INCOME TAXES                             ($  825,000)      (197,000)

INCOME TAXES                                                   -              -
                                                     -----------    -----------
NET LOSS                                             ($  825,000)   ($  197,000)
                                                     ===========    ===========
LOSS PER SHARE                                       ($     0.16)   ($     0.04)
                                                     ===========    ===========
NUMBER OF SHARES                                       5,107,401      5,107,401
                                                     ===========    ===========








        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
      (UNAUDITED)

                                                          2001          2000
                                                          ----          ----

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP      ($1,847,000)   ($  232,000)

GENERAL AND ADMINISTRATIVE EXPENSES                     (283,000)      (288,000)
INTEREST INCOME                                          119,000        149,000
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                              (2,011,000)      (371,000)

INCOME TAXES                                                   -              -
                                                     -----------    -----------

NET LOSS                                             ($2,011,000)   ($  371,000)
                                                     ===========    ===========

LOSS PER SHARE                                       ($     0.39)         (0.07)
                                                     ===========    ===========

NUMBER OF SHARES                                       5,107,401      5,107,401
                                                     ===========    ===========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001AND 2000
       (UNAUDITED)

                                                         2001           2000
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                          ($2,011,000)   ($  371,000)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   EQUITY IN NET LOSS FROM REAL ESTATE
     PARTNERSHIP                                       1,847,000        232,000
   CHANGES IN ASSETS AND LIABILITIES:
     DECREASE IN ACCOUNTS PAYABLE
       AND ACCRUED LIABILITIES                           (46,000)       (47,000)
     OTHER, NET                                          (29,000)        36,000
                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                   (239,000)      (222,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADVANCES TO REAL ESTATE PARTNERSHIP                     (3,000)       (13,000)
                                                     -----------    -----------


  NET CASH USED IN INVESTING ACTIVITIES                   (3,000)       (13,000)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (242,000)      (235,000)
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        4,879,000      5,155,000
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $ 4,637,000    $ 4,920,000
                                                     ===========    ===========









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      THACKERAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000


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

         The net loss applicable to common stock for the three months and six months ended June 30, 2001 and 2000 was divided by the number of shares outstanding during the period to determine per share data.

2.         REAL ESTATE PARTNERSHIP

         In June 2001, the Company's Real Estate Partnership ("Partnership") received loan commitments for $104 million from financial institutions, as well as a commitment for a capital infusion from Thackeray of $1.75 million. It is expected that these funds, together with additional capital infusions from Belz Enterprises, will provide the funds required to complete the partnership's 925,000 sq. ft. Festival Bay, Orlando, Florida retail/entertainment center. Closing of the financing is anticipated by September 2001, and the project's completion is scheduled for late 2002. $22 million of the partnership's existing $40 million construction financing facility, which was due July 2001, has been extended by the lender pending the closing of loan commitments discussed herein.

         The partners are negotiating certain terms and conditions of the Partnership agreement, including the terms of the contemplated capital infusions from Belz Enterprises. The impact of such negotiations on the existing economics to the Company and Belz Enterprises is not presently determinable.

         The Partnership has incurred net losses and negative operating cash flows since the inception of operations in 1999. At June 30, 2001, the Partnership's aggregate partner capital account is in a deficit position. Accordingly, as of June 30, 2001 Thackeray's balance of its investment in and advances to the partnership has been reduced to reflect its proportionate share of the Partnership's losses.

         The following are the condensed statements of operations of the Partnership (000's omitted) for the first six months of 2001 and 2000 unaudited.

                                                    2001       2000
                                                    ----       ----

          Rent and other income                   $   949    $   876

          Operating expenses                         (781)      (425)

          Interest expense                         (1,641)      (630)

          Depreciation and Amortization expense    (1,163)      (485)
                                                  -------    -------

          Net Loss                                $(2,636)   $  (664)
                                                  =======    =======



         Interest expense increase is attributable to average construction loan balance increase first half of 2001 vs. first half 2000 primarily as well as a decrease in the amount of capitalized interest in the first half of 2001 versus the first half of 2000.

         Depreciation and amortization increase is attributable to the increase in assets subject to depreciation and amortization first half of 2001 vs. first half 2000.


3.       INCOME TAXES

         The Company anticipates it will generate a Federal taxable loss for the year ending December 31, 2001, and, therefore, it expects that no Federal or State income taxes will be payable or receivable for the year ending December 31, 2001. For the year ended December 31, 2000 the Company reported a taxable loss. Accordingly, no Federal or State income tax provisions or benefits have been recorded for the three month and six month periods ended June 30, 2001 and 2000. In addition, for both years, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax benefits have been recorded.

4.       STATEMENTS OF CASH FLOWS

         There were no interest payments for the three months and six months ended June 30, 2001 and 2000.

         There were no income tax payments during the three months and six months ended March 31, 2001 and 2000.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

           (1)    Material Changes in Financial Condition
           ----------------------------------------------

                  The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                  At June 30, 2001 there were no commitments for capital expenditures. As noted above, the Company has made a commitment to contribute $1,750,000 of additional capital into the real estate partnership.

           (2)    Material Changes in Results of Operations
           ----------------------------------------------

                  The Company's share in the net losses of the partnership was $1,847,000 in the first half of 2001 vs. $232,000 in the first half of 2000. The increased loss reflects (a) the property is still being developed, and has limited operations and (b) substantial interest expense increases principally attributable to increased construction loan balances and increases in depreciation and amortization resulting from higher levels of depreciable assets in 2001 versus 2000.

                  Interest income for the six months ended June 30, 2001 was $119,000, which was $30,000 lower than the amount for the comparable period in 2000. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

                  Not applicable.

                           Part II. Other Information
                           --------------------------





Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------



         (a)      Reports on Form 8-K

                  On June 25, 2001, the Company filed a current report on form 8-K.





                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THACKERAY CORPORATION


                                 By:  /s/ Jules Ross
                                      -----------------------------------------
                                        Jules Ross
                                        Vice President, Finance,
                                        (Principal Financial Officer)





Date: August 9, 2001