Form 10-Q
period 2001-09-30
THACKERAY CORP
filed 2001-11-19
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459


                [X]     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2001
                                       or
                [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 19, 2001.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                 2001                      2000
                                                                 ----                      ----
ASSETS:                                                       (UNAUDITED)

      CASH AND CASH EQUIVALENTS                                $4,504,000                $4,879,000
      INVESTMENT IN AND ADVANCES TO
      REAL ESTATE PARTNERSHIP                                   1,479,000                 2,053,000
      INVESTMENTS IN REAL ESTATE                                1,951,000                 1,951,000
      OTHER ASSETS                                                 48,000                    24,000
                                                             ------------              ------------

TOTAL ASSETS                                                   $7,982,000                $8,907,000
                                                             ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    $  219,000                $  276,000
      CAPITAL CONTRIBUTION PAYABLE TO
             REAL ESTATE PARTNERSHIP                           $1,750,000                       ---
OTHER LIABILITIES                                                 121,000                   121,000
                                                             ------------              ------------

TOTAL LIABILITIES                                               2,090,000                   397,000
                                                             ------------              ------------

STOCKHOLDERS' EQUITY
      COMMON STOCK, $.10 PAR VALUE
        (20,000,000 SHARES AUTHORIZED;
        5,107,401 SHARES ISSUED AND OUTSTANDING)                  511,000                   511,000
         CAPITAL IN EXCESS OF PAR VALUE                        43,542,000                43,542,000
         ACCUMULATED DEFICIT                                  (38,161,000)              (35,543,000)
                                                             ------------              ------------

TOTAL STOCKHOLDERS' EQUITY                                      5,892,000                 8,510,000
                                                             ------------              ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $7,982,000                $8,907,000
                                                             ============              ============


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                  (UNAUDITED)

                                                            2001                   2000
                                                            ----                   ----
EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP          ($480,000)             ($554,000)

GENERAL AND ADMINISTRATIVE EXPENSES                       (159,000)              (140,000)
INTEREST INCOME                                             32,000                 80,000
                                                        ----------             ----------


LOSS BEFORE INCOME TAXES                                  (607,000)              (614,000)

INCOME TAXES                                                     -                      -
                                                        ----------             ----------
NET LOSS                                                 ($607,000)             ($614,000)
                                                        ==========             ==========
NET LOSS PER SHARE                                          ($0.12)                ($0.12)
                                                        ==========             ==========
NUMBER OF SHARES                                         5,107,401              5,107,401
                                                        ==========             ==========






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           (UNAUDITED)


                                                           2001               2000
                                                           ----               ----
EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP        ($2,327,000)         ($786,000)

GENERAL AND ADMINISTRATIVE EXPENSES                       (442,000)          (428,000)
INTEREST INCOME                                            151,000            229,000
                                                      ------------       ------------

LOSS BEFORE INCOME TAXES                                (2,618,000)          (985,000)

INCOME TAXES                                                     -                  -
                                                      ------------       ------------

NET LOSS                                               ($2,618,000)         ($985,000)
                                                      ============       ============

NET LOSS PER SHARE                                          ($0.51)            ($0.19)
                                                      ============       ============

NUMBER OF SHARES                                         5,107,401          5,107,401
                                                      ============       ============










        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (UNAUDITED)

                                                                  2001                   2000
                                                                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                     ($2,618,000)             ($985,000)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   EQUITY IN NET LOSS FROM REAL ESTATE
      PARTNERSHIP                                                 2,327,000                786,000
   CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS PAYABLE
        AND ACCRUED LIABILITIES                                     (57,000)               (46,000)
      INCREASE IN OTHER ASSETS                                      (24,000)               (21,000)
                                                           ----------------        ---------------

NET CASH USED IN OPERATING ACTIVITIES                              (372,000)              (266,000)
                                                           ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  ADVANCES TO REAL ESTATE PARTNERSHIP                                (3,000)                     0
INVESTMENT IN REAL ESTATE PARTNERSHIP                                     0                (18,000)
                                                           ----------------        ---------------


  NET CASH USED IN INVESTING ACTIVITIES                              (3,000)               (18,000)
                                                           ----------------        ---------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                      (375,000)              (284,000)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   4,879,000              5,155,000
                                                           ----------------        ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $4,504,000             $4,871,000
                                                           ================        ===============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      THACKERAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000


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

           The net loss applicable to common stock for the three months and nine months ended September 30, 2001 and 2000 was divided by the number of shares outstanding during the period to determine per share data.

2.         REAL ESTATE PARTNERSHIP

           Effective August 1, 2001, the partnership agreement relating to the Company's investment in BT Orlando Limited Partnership (the "Partnership") with Belz Enterprises ("Belz") was materially revised. The amended and restated partnership agreement provides for the Company to contribute additional capital of $1,750,000 to the Partnership and the contribution of partner advances by Belz aggregating approximately $12.1 million as additional capital to the Partnership. In addition, total preferred returns on prior capital contributions and partner advances were stipulated in the restated partnership agreement and no additional preferred returns accrue on such amounts after August 1, 2001.

           The Company's capital contribution of $1,750,000 was funded in October 2001, and is reflected as an additional investment in the Partnership and corresponding payable to the Partnership in the accompanying balance sheet as of September 30, 2001. Belz has contributed the approximately $12.1 million of partner advances to the Partnership and has subsequently provided additional preferred capital of approximately $6.7 million to the Partnership.

           In October 2001, the Partnership closed on significant new construction financing and refinancings, bringing the aggregate financing available to the Partnership to $104.3 million. As in the original financing, the partners in the Partnership provided certain guarantees and pledged certain assets.

           The additional equity capital and debt financing will be used for the Partnership's 925,000 square foot Festival Bay retail/entertainment center located in Orlando, Florida which is under construction.

           The Partnership has incurred net losses and negative operating cash flows since the inception of operations in 1999. Accordingly, as of September 30, 2001 Thackeray's balance of its investment in and advances to the partnership has been reduced to reflect its proportionate share of the Partnership's losses.

           The following are the condensed statements of operations of the Partnership (000's omitted) for the first nine months of 2001 and 2000 unaudited.

                                                         2001            2000
                                                         ----            ----

           Rent and other income                        $1,424          $1,185

           Operating expenses                           (1,138)         (1,337)

           Interest expense                             (2,194)         (1,092)

           Depreciation and Amortization expense        (1,745)         (1,001)
                                                        -------         -------

           Net Loss                                   $ (3,653)       $ (2,245)
                                                        =======         =======



           Rent and other income increase is primarily attributable to the rentals from one significant anchor store which opened in June 2000, and thus the nine month period for 2000 includes four months of rental income versus nine months for 2001.

           Operating expenses decreased as the nine month period of 2000 included a reserve for uncollectible rental revenue associated with one anchor tenant who renegotiated its lease, offset by increased operating expenses for the nine month period of 2001 due to nine months of operating costs relating to another anchor tenant that opened in June 2000.

           Interest expense increase is attributable to an increase in the average construction loan balance and additional assets placed in service for the first nine months of 2001 versus the same period in 2000.

           Depreciation and amortization expense increase is attributable to the increase in assets subject to depreciation and amortization for the nine months ended September 30, 2001 versus the same period in 2000.

3.         INCOME TAXES

           The Company anticipates it will generate a taxable loss for the year ending December 31, 2001, and, therefore, it expects that no Federal or State income taxes will be payable for the year ending December 31, 2001. For the year ended December 31, 2000 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax benefits have been recorded. Accordingly, no Federal or State income tax provisions or benefits have been recorded for the three month and nine month periods ended September 30, 2001 and 2000.

4.         STATEMENTS OF CASH FLOWS

           There were no interest payments for the three months and nine months ended September 30, 2001 and 2000.

           There were no income tax payments during the three months and nine months ended September 30, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           (1) Forward Looking Information

                    This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based upon management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of capital expenditures, earnings, income taxes payable, financing and capital infusions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are no limited to the following: general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, competition for tenants from other owners of retail properties, competition from other retailers, successful operations by and the financial condition of tenants, particularly major tenants, adverse changes in Orlando, Florida and national economic and market conditions, and access to and adequacy of financing to complete the Company' Festival Bay project in Orlando, Florida.

           (2) Material Changes in Financial Condition

                     The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                     At September 30, 2001 there were no commitments for capital expenditures. As noted above in October 2001, the Company contributed $1,750,000 of additional capital to its real estate partnership.

                     In October 2001, the Partnership closed on significant new construction financing and refinancings, bringing the aggregate financing available to the Partnership to $104.3 million. As in the original financing, the partners in the Partnership provided certain guarantees and pledged certain assets.

           (3) Material Changes in Results of Operations

                     The Company's share in the net losses of the real estate partnership was $2,327,000 for the first nine months of 2001 versus $786,000 in the same period of 2000. The increased loss reflects a) the property is still being developed, and has limited operations and b) substantial interest expense increases principally attributable to increased construction loan balances and additional assets placed in service and increases in depreciation and amortization expense resulting from higher levels of depreciable assets in 2001 versus 2000.

                     General and administrative expenses were $14,000 or 3% higher for the nine months ended September 30, 2001 versus the same period in 2000 primarily due to increased insurance expenses.

                     Interest income for the nine months ended September 30, 2001 was $151,000, which was $78,000 lower than the amount for the comparable period in 2000. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K



(a)        Exhibits

           10 - Amended and Restated Agreement of Limited Partnership of BT Orlando Limited Partnership dated August 1, 2001, among BEF, Inc., Brennand Paige Industries, Inc., BT Partnership and EST Orlando, Ltd.


(b)        Reports on Form 8-K

           On October 8, 2001, the Company filed a current report on Form 8-K.




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


                                         THACKERAY CORPORATION

                                         By: /s/ Jules Ross
                                             ---------------------------------
                                             Jules Ross
                                             Vice President, Finance,
                                             (Principal Financial Officer)



Date: November 19, 2001

                                  EXHIBIT INDEX
                                       TO
                              THACKERAY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001






Exhibit No.                            Description of Document
-----------                            -----------------------

    10 Amended and Restated Agreement of Limited Partnership of BT Orlando Limited Partnership, dated August 1, 2001, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd.