Form 10-K
period 2001-12-31
THACKERAY CORP
filed 2002-04-15
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
     (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 9, 2002 computed by reference to the closing sale price of the registrant's Common Stock on the American Stock Exchange on such date: $7,896,266

Number of shares of the registrant's Common Stock outstanding as of April 9, 2002: 5,107,401.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 2, 2002 are incorporated by reference into Part III of this report.






                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I

FORWARD LOOKING INFORMATION

           This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based upon management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of capital expenditures, earnings, income taxes payable, financing and capital infusions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to the following: general risks affecting the real estate industry, including the need to enter into new leases or renew leases on unfavorable terms to generate rental revenues, competition for tenants from other owners of retail properties, competition from other retailers, successful operations by and the financial condition of tenants, particularly major tenants, adverse changes in Orlando, Florida and national economic and market conditions, and access to and adequacy of financing to complete the Company's Festival Bay project in Orlando, Florida.

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

           In 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership ("BT Orlando"). Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the Joint Venture (JV) partnership. The JV is in the process of developing, constructing and leasing an approximately 925,000 square foot retail and entertainment shopping center complex - Festival Bay - on the property which is to consist of 655,000 sq.ft. of anchor and other perimeter tenants and 270,000 sq.ft of interior small stores. The Company has a 35% general partner interest in the partnership and will also participate in the cash flow, sales proceeds and refinancing proceeds from the operation, financing and disposition of such project. The agreement also contains certain buy-sell provisions among the partners. The Company and Belz also entered into a letter agreement in 1996 regarding the development of the remaining approximately 78 acres of the Company's Orlando, Florida property. Pursuant to this letter agreement , the parties agreed to form a new partnership to develop 22.5 acres of such property as commercial property and 55.5 acres thereof as multi-family residential property. The Company and Belz , or one of its affiliates, will be 50% owners and general partners of such partnership, and the Company will be entitled to certain preferential distributions.

           In September 1999, the Company's real estate partnership closed $40 million of construction financing and simultaneously the Company deeded 140 acres of its Orlando, Florida acreage to the partnership and also pledged its remaining contiguous 78 acres as additional collateral to secure the construction loan.

           Development and leasing efforts for the project are on-going. A 20 screen Cinemark theatre opened in December 1999, a Bass Pro 163,000 sq.ft. anchor store opened in June 2000, and a 50,000 sq.ft. Van's Skate Park opened in January 2002. Leases for 70% of the mall have been executed as of December 31, 2001.

           The $40 million construction loan was refinanced in October 2001 and additional financing was obtained by the real estate partnership as part of a $104.3 million third party facility. In connection with the financing, the partnership agreement was materially revised and amended to provide for certain adjustments to the economic rights and obligations of the partners. In accordance with the August 2001 revision to the partnership agreement, the Company contributed $1.75 million to the partnership capital and Belz contributed $12.1 million. In addition to the $12.1 million, Belz contributed $9.3 million through December 31, 2001, which is entitled to a 9% annual, cumulative, uncompounded preferential return and is senior to all prior partnership investments of the Company and Belz, which investments are not entitled to a preferential return subsequent to July 2001.

           The partnership experienced a slow-down in rental activity by mid-year 2001, which worsened in the wake of 9/11. Orlando tourism was adversely effected, and, theme park attendance and hotel occupancy rates dropped substantially. Resort taxes collected in the Orlando area in December 2001 were more than 25% lower than December 2000 comparables and Orlando International Airport traffic declined 20% in the Fourth Quarter 2001 vs. 2000. Festival Bay rental activity is expected to remain sluggish pending an economic recovery and an increase in Orlando tourism levels.

           Three anchor tenants aggregating 63,200 sq.ft. have requested relief from their leases in the form of significant downsizing to smaller and less expensive space. Four small store tenants cancelled leases and several other small store tenants are considering downsizing. One new anchor tenant lease was executed in 2001 for 38,000 sq.ft. as were leases for three small stores. Several new prospects signed letters of intent in early 2002 for space aggregating 40,000 sq.ft. Discussions are ongoing in an effort to minimize any impact to the partnership from downsizing by tenants.

           In August 2001, the Company and Belz also entered into a new letter agreement regarding development of the remaining approximately 78 acres of the Company's Orlando, Florida property, thereby superseding in its entirety the 1996 letter agreement cited above.

           Pursuant to this new letter agreement, the parties have agreed to form a new partnership to develop 22.5 acres of such property as commercial property and 55.5 acres thereof as multi-family residential property, upon completion of the development of the Festival Bay center and obtaining the requisite construction financing. As discussed above, the property has been pledged as additional collateral for the BT Orlando construction loans. The Company, through a subsidiary, and Belz , or one or more of its affiliates, will be 50% owners and general partners of such partnership and the Company will be entitled to certain preferential distributions. The property will be valued at approximately $8.5 million for capital account purposes.

           Neither the commercial acreage nor the residential acreage will be transferred to the new partnership (and the letter agreement will terminate) unless Belz and Thackeray agree upon conceptual construction plans, an overall development plan, and a development budget for the 78 acres on or before June 30, 2003. If the Festival Bay center is not completed by December 31, 2003, then neither the commercial acreage nor the residential acreage will be transferred and the letter agreement shall terminate. Neither the commercial acreage nor the residential acreage will be transferred to the new partnership (and the letter agreement shall terminate) if construction financing is not obtained within 12 months from completion of the Festival Bay center, in an amount sufficient to fully fund development of the 78 acres. The deadline for securing construction financing may be deferred with respect to the residential acreage if construction financing for at least 33% of the residential acreage is obtained and closed within 12 months of completion of the Festival Bay center; however, there is no extension right as to the requirement of closing of construction financing for the commercial acreage.

           The JV's loan agreement contains a default provision, which requires a minimum number of major tenant spaces to be opened, operating and paying full base rent by January 31, 2003. There can be no assurances that the minimum lease requirements will be met.

Indebtedness

                     The Company has no outstanding borrowings.

General
                     As of December 31, 2001, the Company had two employees.

Item 2.  Properties

                     For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 2 and 5 to the Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

                     Thackeray's executive offices are located at 509 Madison Avenue, New York, New York 10022. Future minimum rent payments are $31,500 for the year 2002 and $2,625 in 2003.


Item 3.  Legal Proceedings

                     There are no legal proceedings currently pending against the Company or its subsidiary.


Item 4.  Submission of Matters to a Vote of Stockholders

                     During the quarter ended December 31, 2001, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.


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

                     Not Applicable.

Item 8.  Financial Statements and Supplementary Data

                     Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

                  1.       Report of Independent Public Accountants.

                  2.       Consolidated Balance Sheets -- December 31, 2001 and
                           2000.

                  3. Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

                  4. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                  5. Notes to Consolidated Financial Statements -- December 31, 2001, 2000 and 1999.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

                     Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 2, 2002 (the "Proxy Statement"), which section (other than the Audit Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


Item 11.  Executive Compensation

                     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Audit Committee Report) is incorporated herein by reference.

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

       3(a)(ii) -   Certificate of Designation of $4.15 Cumulative Preferred
                    Stock. (2)

       3(a)(iii) -  Amendment to Certificate of Incorporation of the
                    Company. (3)

       3(b) -       By-Laws of the Company. (1)

       10(a) - Amended and Restated Agreement of Limited Partnership of BT Orlando Limited Partnership, dated August 1, 2001, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd. (4)

       10(b) - Number 2 Partnership Letter Agreement, dated August 1, 2001, between the Company and Belz Investco G.P.*

       10(c) -      Ratification of Agreement dated August 1, 2001.*

       11 -         Statement re Computation of Per Share Data.*

       13 -         The Company's 2001 Annual Report to Stockholders.*

       21 -         Subsidiaries of the Company.*

       99 - Financial Statements of BT Orlando Limited Partnership as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.*

       99.1 -       Letter to Commission pursuant to Temporary Note 3T.*

--------------------------------

*   Filed herewith.

                     (1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

                     (2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

                     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                     (4) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

                     (b) - During the quarter ended December 31, 2001, the Company filed one report on Form 8-K on October 8, 2001.

                                   SIGNATURES

                     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 9, 2002
                                          THACKERAY CORPORATION
                                          (Registrant)

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

        Signature                               Title                                  Date
        ---------                               -----                                  ----
/s/ Martin J. Rabinowitz               Chairman of the Board,                       April 9, 2002
-------------------------              President and  Director
Martin J. Rabinowitz                   (Principal Executive Officer)



/s/ Jules Ross                         Vice President, Finance, Treasurer,          April 9, 2002
-------------------------              Secretary and Director (Principal
Jules Ross                             Financial and Accounting Officer)


/s/ Ronald D. Rothberg                 Director                                     April 9, 2002
-------------------------
Ronald D. Rothberg


/s/ Moses Rothman                      Director                                     April 9, 2002
-------------------------
Moses Rothman


                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2001

                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 2001, are incorporated by reference in Item 8 of this report.

          1.        Report of Independent Public Accountants.

          2.        Consolidated Balance Sheets -- December 31, 2001 and 2000.

          3. Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

          4. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

          5. Notes to Consolidated Financial Statements -- December 31, 2001, 2000 and 1999.

The financial statements of BT Orlando Limited Partnership as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, representing the financial statements of a significant 50% or less owned person, are filed herewith.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thackeray Corporation's 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 9, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the List of Financial Statements and Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             Arthur Andersen LLP

New York, New York
April 9, 2002

Thackeray Corporation and Subsidiary
Real Estate and Accumulated Depreciation
For the years ended December 31, 2001, 2000 and 1999

                                  Schedule III

                                                                              Cost capitalized  Gross amount
                                                            Initial cost      subsequent to     at which carried       Accumulated
Description                            Encumbrances        to the Company     acquisition       at close of period     depreciation
-----------                            ------------        --------------     -----------       ------------------     ------------
78 Acres of unimproved land,
Orlando, Florida                           (A)                $1,860,000          $ 0              $1,860,000                $0



                                                                 2001                       2000                       1999
                                                                 ----                       ----                       ----


Balance at Beginning of period                                $1,860,000                 $1,860,000                 $5,756,000

Cost of real estate deeded to real estate partnership                  0                          0                 (3,471,000)

Cost of real estate sold                                               0                          0                   (425,000)
                                                                      --                         --                 ----------


Balance at End of period                                      $1,860,000                 $1,860,000                 $1,860,000
                                                              ==========                 ==========                 ==========

Federal tax basis is the same as book basis.                         (A)




(A) The property is pledged as collateral for the $12.8 million portion of the credit agreement of BT Orlando Limited Partnership.




** TABLE CONTINUED......**

                                      14-A

                                                                        Life on which
                                                                        depreciation in
                                        Date of            Date         latest income
Description                             construction       acquired     statement is computed
-----------                             ------------       --------     ---------------------
78 Acres of unimproved land,
Orlando, Florida                            N/A              1981                N/A






(A) The property is pledged as collateral for the $12.8 million portion of the credit agreement of BT Orlando Limited Partnership.





                                      14-B

          BT Orlando Limited Partnership
Real Estate and Accumulated Depreciation
                 As of December 31, 2001

                        A                                   B                          C

                   Description                         Encumbrances      Initial Cost to the Partnership

--------------------------------------------------   -----------------   -----------------------------------
                                                                               Land         Bldgs and Imp.

                  140 acre development which will       $40,277,643         $3,471,528           -
                    be a retail and entertainment
                 complex of approximately 925,000
                  leasable square feet, currently
                   under construction, in Orlando
                                         Florida.


          Reconciliation of Gross Carrying Amount          2001                2000              1999
--------------------------------------------------   -----------------   -----------------------------------

                   Balance at beginning of period       $48,775,456        $34,594,757        $4,322,336

Additions during period                                                     14,180,699
Improvements/development costs                           19,276,035                           14,343,879

Non cash contribution of land by
BPI at its historical carrying value                         -                  -              3,471,528

Construction costs paid by BPI and
BT Partnership subject to
reimbursement by BT Orlando                                  -                  -             12,457,014
                                                     -----------------   -----------------------------------

                         Balance at end of period        68,051,491         48,775,456        34,594,757
                                                     =================   ===================================


       Reconciliation of Accumulated Depreciation
--------------------------------------------------

                   Balance at beginning of period         1,652,326             34,968            -

                     Additions during the period:
Depreciation expense for the year                         2,237,647          1,617,358            34,968
                                                     -----------------   -----------------------------------

                         Balance at end of period         3,889,973          1,652,326            34,968
                                                     =================   ===================================


The aggregate cost for federal income tax purposes as of December 31, 2001 is the same as the aggregate cost for book purposes.



** TABLE CONTINUED......**


                                      15-A

            A                                           D                                     E

       Description                          Cost capitalized subsequent             Gross carrying amount at
                                                   to acquisition                       close of period
--------------------------------------  ---------------------------------------  --------------------------------------------------
                                                 Improvements   Carrying Costs         Land        Bldgs and Imp.       Total

      140 acre development which will             $59,579,601     $5,000,362        $3,471,528      $64,579,963      $68,051,491
        be a retail and entertainment
     complex of approximately 925,000
      leasable square feet, currently
       under construction, in Orlando
                             Florida.











The aggregate cost for federal income tax purposes as of December 31, 2001 is the same as the aggregate cost for book purposes.



** TABLE CONTINUED......**


                                      15-B

                        A                                                                                 Schedule III

                   Description
                                                                                                    Life on which depreciation
--------------------------------------------------  Accumulated        Date of          Date        in latest income statement
                                                    Depreciation     Construction     acquired              is computed

                  140 acre development which will    3,889,973          Ongoing          N/A                7 - 40 years
                    be a retail and entertainment
                 complex of approximately 925,000
                  leasable square feet, currently
                   under construction, in Orlando
                                         Florida.











The aggregate cost for federal income tax purposes as of December 31, 2001 is the same as the aggregate cost for book purposes.


                                      15-C

                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001


Exhibit No.     Description of Document
-----------     -----------------------

3(a)(i)   --    Certificate of Incorporation of the Company. (1)

3(a)(ii)  --    Certificate of Designation of $4.15 Cumulative Preferred
                Stock.(2)

3(a)(iii) --    Amendment to Certificate of Incorporation of the Company. (3)

3(b)      --    By-laws of the Company.  (1)

10(a)     --    Amended and Restated Agreement of Limited Partnership of BT
                Orlando Limited Partnership, dated August 1, 2001, among BEF,
                Inc., Brennand-Paige Industries, Inc., BT Partnership and EST
                Orlando, Ltd. (4)

10(b)     --    Number 2 Partnership Letter Agreement, dated August 1, 2001, between the Company and Belz Investco G.P.*

10(c)     --    Ratification of Agreement dated August 1, 2001.*

 11       --    Statement re Computation of Per Share Data.*

 13       --    The Company's 2001 Annual Report to Stockholders.*

 21       --    Subsidiaries of the Company.*

 99       --    Financial Statements of BT Orlando Limited Partnership as of
                December 31, 2001 and 2000 and for the three years ended
                December 31, 2001.*

 99.1     --    Letter to Commission pursuant to Temporary Note 3T.*


----------------------
        *       Filed herewith

        (1) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

        (2) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

        (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        (4) Incorporated by reference to the company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.