Form 10-Q
period 2002-03-31
THACKERAY CORP
filed 2002-05-16
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                [X]     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2002
                                       or
                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 16, 2002.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH  31, 2002 AND DECEMBER 31, 2001

                                                                        2002                      2001
                                                                        ----                      ----
ASSETS:                                                              (UNAUDITED)
      CASH AND CASH EQUIVALENTS                                    $     2,402,000           $     2,656,000
      INVESTMENT IN AND ADVANCES TO
       REAL ESTATE PARTNERSHIP                                             162,000                   555,000
      INVESTMENTS IN REAL ESTATE                                         1,951,000                 1,951,000
      OTHER ASSETS                                                         156,000                    21,000
                                                                  ----------------          ----------------

TOTAL ASSETS                                                       $     4,671,000           $     5,183,000
                                                                  ================          ================
LIABILITIES AND STOCKHOLDERS' EQUITY:
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $       268,000           $       257,000
      OTHER LIABILITIES                                                    121,000                   121,000
                                                                  ----------------          ----------------

TOTAL LIABILITIES                                                          389,000                   378,000
                                                                  ----------------          ----------------

STOCKHOLDERS' EQUITY
      COMMON STOCK, $.10 PAR VALUE
        (20,000,000 SHARES AUTHORIZED;
        5,107,401 SHARES ISSUED AND OUTSTANDING)                           511,000                   511,000
     CAPITAL IN EXCESS OF PAR VALUE                                     43,542,000                43,542,000
     ACCUMULATED DEFICIT                                               (39,765,000)              (39,095,000)
     ACCUMULATED OTHER
         COMPREHENSIVE INCOME (LOSS)                                        (6,000)                 (153,000)
                                                                  ----------------          ----------------


TOTAL STOCKHOLDERS' EQUITY                                               4,282,000                 4,805,000
                                                                  ----------------          ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $     4,671,000           $     5,183,000
                                                                  ================          ================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                                  2002                   2001
                                                                  ----                   ----
EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                  ($638,000)            ($1,124,000)

GENERAL AND ADMINISTRATIVE EXPENSE                                (139,000)               (130,000)
INTEREST INCOME                                                      9,000                  68,000
                                                             -------------             -----------


LOSS BEFORE INCOME TAXES                                          (768,000)             (1,186,000)

INCOME TAX BENEFIT                                                  98,000                     ---
                                                             -------------             -----------
NET LOSS                                                         ($670,000)            ($1,186,000)
                                                             =============             ===========
LOSS PER SHARE                                                      ($0.13)                 ($0.23)
                                                             =============             ===========
NUMBER OF SHARES                                                 5,107,401               5,107,401
                                                             =============             ===========

COMPREHENSIVE INCOME (LOSS):

NET LOSS                                                         ($670,000)            ($1,186,000)

EQUITY IN OTHER COMPREHENSIVE INCOME
    FROM REAL ESTATE PARTNERSHIP RELATING TO
    CASH FLOW HEDGES                                               245,000                     ---

INCOME TAX PROVISION                                               (98,000)                    ---
                                                             -------------             -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX                             147,000                     ---
                                                             -------------             -----------

COMPREHENSIVE LOSS                                               ($523,000)            ($1,186,000)
                                                             =============             ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 (UNAUDITED)

                                                                    2002                   2001
                                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                        ($670,000)          ($1,186,000)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   DEFERRED INCOME TAX BENEFIT                                       (98,000)                  ---
   EQUITY IN NET LOSS FROM REAL ESTATE
      PARTNERSHIP                                                    638,000             1,124,000
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE
        AND ACCRUED LIABILITIES                                       11,000               (52,000)
      INCREASE IN OTHER ASSETS, NET                                 (135,000)              (48,000)
                                                              --------------       ---------------

NET CASH USED IN OPERATING ACTIVITIES                               (254,000)             (162,000)
                                                              --------------       ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (254,000)             (162,000)
                                                              --------------       ---------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    2,656,000             4,879,000
                                                              --------------       ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $2,402,000            $4,717,000
                                                              ==============       ===============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      THACKERAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001


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

           Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 3l, 2001.

           The net loss applicable to common stock for the three months ended March 31, 2002 and 2001 was divided by the number of shares outstanding during the period to determine per share data.

2.         REAL ESTATE PARTNERSHIP

           In October 2001, the Company's Real Estate Partnership ("Partnership") with Belz Enterprises received equity and debt funding in excess of $120 million for the Partnership's 925,000 sq.ft. Festival Bay, Orlando, Florida retail/entertainment center which is under construction. Thackeray contributed $1,750,000 to the equity portion of the funding.

           In connection with the financing, the partnership agreement was materially revised and amended to provide for certain adjustments in the economic rights and obligations of the partners.

           The Partnership has incurred net losses and negative operating cash flows since inception of operations in 1999, as the project is still being developed and has limited operating activity. Accordingly, as of March 31, 2002, Thackeray's balance of its investment in and advances to the Partnership has been reduced to reflect its proportionate share of the Partnership's losses.

           The following are the condensed statements of operations of the Partnership (000's omitted) for the first quarter 2002 and 2001:

                                                            2002                            2001
                                                            -----                           ----
           Rental revenue                                 $    757                        $   475

           Operating expenses                                 (336)                          (354)

           Interest expense                                   (762)                          (803)


           Depreciation and Amortization expense              (670)                          (582)
                                                          ---------                       --------

           Net Loss                                       $ (1,011)                       $(1,264)
                                                          =========                       ========

           Rental revenue increase is largely attributable to percentage rent received from the multi-plex theatre tenant relating to the year 2001, which was collected in 2002.

           Interest expense decrease results primarily from higher interest capitalization in the first three months of 2002 versus the same period in 2001 attributable to the increase in assets under construction.

           Depreciation and amortization increase is attributable to the increase in assets placed in service for the three months ended March 31, 2002 versus the same period in 2001.

           The credit agreement entered into in October 2001 by the Partnership contains certain default provisions that require, among others, that the construction of the project be completed by January 31, 2003, and a significant number of major tenant spaces be fully leased, operating and paying full base rent by January 31, 2003 and thereafter. Development efforts for the project are on-going and based on the current status of the construction of the project and anticipated construction progress going forward, the partners believe that the construction deadline under the loan agreement will be achieved. Leasing efforts for the project are also on-going, however, the project continues to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels. The Partnership plans to pursue negotiations with the lenders to extend the deadline under the loan agreement related to achieving the required tenant leasing and occupancy levels by January 31, 2003.

           There can be no assurance that the minimum lease requirement under the loan agreement will be met or that the lenders will agree to extend the related deadline. The Partnership's failure to meet the required loan provisions would provide the lenders with the ability to accelerate the Partnership's loan repayment, which would have a material adverse effect on the Partnership and on the Company, and would raise substantial doubt about the Partnership's and the Company's ability to continue as a going concern.

           The realization of the Company's real estate assets related to the partnership is dependent upon the partnership meeting certain required provisions under its construction loan agreement, the availability of additional funding from the partners to fund any construction cost overruns and any operating deficits and the successful future development, leasing and operation of the real estate project.

3.         INCOME TAXES

           The Company anticipates it will generate a taxable loss for the year ending December 31, 2002, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2002. For the year ended December 31, 2001 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax assets have been recorded. Accordingly, in the aggregate, taking into consideration both results of operations and other comprehensive income, no Federal or State income tax provisions or benefits have been recorded for the three-month periods ended March 31, 2002 and 2001, however, a deferred income tax provision and benefit in opposite amounts have been separately reported in 2002 that are specifically attributable to other comprehensive income and results of operations.

4.         STATEMENTS OF CASH FLOWS

           There were no interest payments for the three months ended March 31, 2002 and 2001.

           There were no income tax payments during the three months ended March 31, 2002 and 2001.

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

                     The Company anticipates that the Partnership's real estate project will continue to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels. The Partnership plans to pursue negotiations with the lenders to extend the deadline under the loan agreement related to achieving the required tenant leasing and occupancy levels by January 31, 2003. There can be no assurance that the minimum lease requirement under the loan agreement will be met or that the lenders will agree to extend the related deadline. The Partnership's failure to meet the required loan provisions would provide the lenders with the ability to accelerate the Partnership's loan repayment, which would have a material adverse effect on the Partnership and on the Company, and would raise substantial doubt about the Partnership's and the Company's ability to continue as a going concern.

                     At March 31, 2002 there were no commitments for capital expenditures.

             (3)    Material Changes in Results of Operations

                     The Company's share in the net losses of the partnership was $638,000 in the first quarter of 2002 versus $1,124,000 for the same period in 2001. The decreased loss reflects the lower net loss of the partnership and the revised economic terms under the amended partnership agreement.

                     General and administrative expenses for the first quarter 2002 were $9,000 higher than the amount incurred in the first quarter 2001, due to increased insurance expense.

                     Interest income for the three months ended March 31, 2002 was $9,000 versus $68,000 for the comparable period in 2001. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

                     In addition, the Company's share of the other comprehensive income of the Partnership in the first quarter of 2002 was $147,000, after taxes, and related to the favorable changes in interest rates impacting the value of the cash flow hedges at the Partnership level.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable.

                           Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders

(a)        The Annual Meeting of Stockholders of the Company was held on May 2,
           2002.

(b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg and Moses Rothman were elected directors of the Company at the meeting.

(c) The following table shows the results of the voting taken at the meeting:

           Nominee                        Votes for           Votes Withheld
           -------                        ---------           --------------

           Martin J. Rabinowitz           4,402,040               267,556

           Jules Ross                     4,402,040              267,556

           Ronald D. Rothberg             4,402,040              267,556

           Moses Rothman                  4,402,040              267,556

           There were no abstentions or broker non-votes with respect to any of the directors.

Item 6. Exhibits and Reports on Form 8-K

           (b)       Reports on Form 8-K

                     The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.




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

Date: May 16, 2002