Form 10-Q
period 2002-06-30
THACKERAY CORP
filed 2002-08-19
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

              [X]   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2002
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 1-8254
                       ------

                              THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            04-2446697
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                 509 Madison Ave.
                    Suite 1714
                New York, New York                        10022
                --- ----  --- ----                        -----
     (Address of principal executive offices)          (Zip Code)

                                 (212) 759-3695
                                 ----- --------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of August 10, 2002.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE  30, 2002 AND DECEMBER 31, 2001

                                                        2002            2001
                                                        ----            ----
ASSETS:                                              (UNAUDITED)

     CASH AND CASH EQUIVALENTS                     $  2,180,000    $  2,656,000
     INVESTMENT IN AND ADVANCES TO
      REAL ESTATE PARTNERSHIP                                --         555,000
     INVESTMENTS IN REAL ESTATE                       1,951,000       1,951,000
     OTHER ASSETS                                       174,000          21,000
                                                   ------------    ------------

TOTAL ASSETS                                       $  4,305,000    $  5,183,000
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES         $    243,000    $    257,000
     OTHER LIABILITIES                                  121,000         121,000
                                                   ------------    ------------

TOTAL LIABILITIES                                       364,000         378,000
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.10 PAR VALUE
       (20,000,000 SHARES AUTHORIZED;
       5,107,401 SHARES ISSUED AND OUTSTANDING)         511,000         511,000
     CAPITAL IN EXCESS OF PAR VALUE                  43,542,000      43,542,000
     ACCUMULATED DEFICIT                            (40,106,000)    (39,095,000)
     ACCUMULATED OTHER
         COMPREHENSIVE INCOME (LOSS)                     (6,000)       (153,000)
                                                   ------------    ------------


TOTAL STOCKHOLDERS' EQUITY                            3,941,000       4,805,000
                                                   ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  4,305,000    $  5,183,000
                                                   ============    ============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
                                                      2002            2001
                                                      ----            ----


EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP    ($ 162,000)    ($ 723,000)

GENERAL AND ADMINISTRATIVE EXPENSE                   (189,000)      (153,000)
INTEREST INCOME                                        10,000         51,000
                                                  -----------    -----------


LOSS BEFORE INCOME TAXES                             (341,000)      (825,000)

INCOME TAX BENEFIT                                       ----            ---
                                                  -----------    -----------
NET LOSS                                           ($ 341,000)    ($ 825,000)
                                                  ===========    ===========
LOSS PER SHARE                                         ($0.07)       ($ 0.16)
                                                  ===========    ===========
NUMBER OF SHARES                                    5,107,401      5,107,401
                                                  ===========    ===========

COMPREHENSIVE INCOME (LOSS):
----------------------------

NET LOSS                                           ($ 341,000)    ($ 825,000)

EQUITY IN OTHER COMPREHENSIVE INCOME
    FROM REAL ESTATE PARTNERSHIP RELATING TO
    CASH FLOW HEDGES                                      ---            ---

INCOME TAX PROVISION                                      ---            ---
                                                  -----------    -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX                    ---            ---
                                                  -----------    -----------

COMPREHENSIVE LOSS                                 ($ 341,000)    ($ 825,000)
                                                  ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
                                                     2002             2001
                                                     ----             ----


EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP    ($ 800,000)   ($1,847,000)


GENERAL AND ADMINISTRATIVE EXPENSE                   (328,000)      (283,000)
INTEREST INCOME                                        19,000        119,000
                                                  -----------    -----------


LOSS BEFORE INCOME TAXES                           (1,109,000)    (2,011,000)

INCOME TAX BENEFIT                                     98,000            ---
                                                  -----------    -----------

NET LOSS                                          ($1,011,000)   ($2,011,000)
                                                  ===========    ===========
LOSS PER SHARE                                        ($ 0.20)       ($ 0.39)
                                                  ===========    ===========
NUMBER OF SHARES                                    5,107,401      5,107,401
                                                  ===========    ===========

COMPREHENSIVE INCOME (LOSS):
----------------------------

NET LOSS                                          ($1,011,000)   ($2,011,000)

EQUITY IN OTHER COMPREHENSIVE INCOME
    FROM REAL ESTATE PARTNERSHIP RELATING TO
    CASH FLOW HEDGES                                  245,000            ---

INCOME TAX PROVISION                                  (98,000)           ---
                                                  -----------    -----------

OTHER COMPREHENSIVE INCOME, NET OF TAX                147,000            ---
                                                  -----------    -----------

COMPREHENSIVE LOSS                                ($  864,000)   ($2,011,000)
                                                  ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

THACKERAY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
               (UNAUDITED)

                                                      2002            2001
                                                      ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                       ($1,011,000)     ($2,011,000)
ADJUSTMENTS TO RECONCILE NET
   LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   DEFERRED INCOME TAX BENEFIT                        (98,000)             ---
   EQUITY IN NET LOSS FROM REAL ESTATE
     PARTNERSHIP                                      800,000        1,847,000
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     (DECREASE) IN ACCOUNTS PAYABLE
       AND ACCRUED LIABILITIES                        (14,000)         (46,000)
     INCREASE IN OTHER ASSETS, NET                   (153,000)         (29,000)
                                                  -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                (476,000)        (239,000)
                                                  -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:


  ADVANCES TO REAL ESTATE PARTNERSHIP                    (---)          (3,000)
                                                  -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                    (---)          (3,000)
                                                  -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (476,000)        (242,000)



CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     2,656,000        4,879,000
                                                  -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $ 2,180,000      $ 4,637,000
                                                  ===========      ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      THACKERAY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001


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

         The net loss applicable to common stock for the three months and six months ended June 30, 2002 and 2001 was divided by the number of shares outstanding during the period to determine per share data.

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

         The Partnership has incurred net losses and negative operating cash flows since inception of operations in 1999, as the project is still being developed and has limited operating activity. Accordingly, Thackeray's balance of its investment in and advances to the Partnership has been reduced to zero during the first six months of 2002.

         The following are the condensed statements of operations of the Partnership (000's omitted) for the first six months of 2002 and 2001:

                                                    2002               2001
                                                    ----               ----

         Rental revenue                          $   1,250        $     949

         Operating expenses                         (1,101)            (781)


         Interest expense                           (1,369)          (1,641)

         Depreciation and Amortization expense      (1,237)          (1,163)
                                                    -------          -------

         Net Loss                                 $ (2,457)          $(2,636)
                                                  =========          =======

         The increase in rental revenue is largely attributable to percentage rent collected in 2002 from the multi-plex theatre tenant as well as rent received from the skate park tenant, which opened in January 2002.

         Interest expense decreased primarily from higher interest capitalization in the first half of 2002 versus the same period in 2001 attributable to the increase in assets under construction.

         The increase in depreciation and amortization is attributable to the increase in assets placed in service for the six months ended June 30, 2002 versus the same period in 2001.

         The credit agreement entered into in October 2001 by the Partnership contains certain default provisions that require, among others, that the construction of the project be completed by January 31, 2003, and a significant number of major tenant spaces be fully leased, operating and paying full base rent by January 31, 2003 and thereafter. Development efforts for the project are on-going and based on the current status of the construction of the project and anticipated construction progress going forward, the partners believe that the construction deadline under the loan agreement will be achieved. Leasing efforts for the project are also on-going; however, the project continues to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels. The Partnership plans to pursue negotiations with the lenders to extend the deadline under the loan agreement related to achieving the required tenancy levels by January 31, 2003.

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

3.       INCOME TAXES

         The Company anticipates it will generate a loss for the year ending December 31, 2002, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2002. For the year ended December 31, 2001, the Company also reported a loss for income tax purposes. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax assets have been recorded. Accordingly, in the aggregate, taking into consideration both results of operations and other comprehensive income, no Federal or State income tax provisions or benefits have been recorded for the three-month periods ended June 30, 2002 and 2001, however, a deferred income tax provision and benefit in opposite amounts have been separately reported in 2002 that are specifically attributable to other comprehensive income and results of operations.

4.       STATEMENTS OF CASH FLOWS

         There were no interest payments for the three and six months ended June 30, 2002 and 2001.

         There were no income tax payments during the three and six months ended June 30, 2002 and 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         (1) Forward Looking Information
         -------------------------------

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

         (2) Material Changes in Financial Condition
         -------------------------------------------

                  The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for the foreseeable future.

                  The Company anticipates that the Partnership's real estate project, Festival Bay, will continue to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels. The Partnership plans to pursue negotiations with the lenders to extend the deadline under the loan agreement related to achieving the required tenant leasing and occupancy levels by January 31, 2003. There can be no assurance that the minimum lease requirement under the loan agreement will be met or that the lenders will agree to extend the related deadline. The Partnership's failure to meet the required loan provisions would provide the lenders with the ability to accelerate the Partnership's loan repayment, which would have a material adverse effect on the Partnership and on the Company, and would raise substantial doubt about the Partnership's and the Company's ability to continue as a going concern.

                  The Festival Bay construction budget was revised in July 2002 to $132.4 million, which represents an increase of approximately $5 million over the most recent 2001 version. As a consequence, additional preferential priority capital has been and is being invested in the project by our partner, thereby negatively impacting the prospective return to the Company on a future sale or disposition of Festival Bay. There is also no assurance that actual construction costs will not exceed the $132.4 million total, as change orders and other events may act to further increase construction costs and diminish potential returns to the Company.

                  At June 30, 2002 there were no commitments for capital expenditures.

         (3) Material Changes in Results of Operations
         ---------------------------------------------

                  The Company's share in the net losses of the Partnership was $800,000 in the first half of 2002 versus $1,847,000 for the same period in 2001 as its investment in the Partnership was written down to zero in 2002.

                  General and administrative expenses for the first half 2002 were $45,000 higher than the amount incurred in the first half 2001, principally due to increased insurance expense.

                  Interest income for the six months ended June 30, 2002 was $19,000 versus $119,000 for the comparable period in 2001. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

                  In addition, the Company's share of the other comprehensive income of the Partnership in the first half of 2002 was $147,000, after taxes, and related to the favorable changes in interest rates impacting the value of the cash flow hedges at the Partnership level.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

                  Not applicable.



                           Part II. Other Information
                           --------------------------

         Item 5. Other Information
         -------------------------

          Change in Registrant's Certifying Accountants
          ---------------------------------------------

                  On August 15, 2002, the Board of Directors of Thackeray Corporation engaged Lazar Levine & Felix LLP ("Lazar Levine") to serve as the Company's independent public accountants for the year ending December 31, 2002, in accordance with the recommendation of the Audit Committee and unanimous approval by the Company's Board of Directors. The Company's previous accountants were Arthur Andersen & Co.

                  In the years ended December 31, 2001 and December 31, 2000, and through the date hereof, the Company did not consult with Lazar Levine with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in items 304(a)(2)(i) and (ii) of Regulation S-K.

         Item 6. Exhibits and Reports on Form 8-K
         ----------------------------------------

(a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         On May 30, 2002 the Company filed a current report on Form 8-K.

         On June 6, 2002 the Company filed Form 8-K/A to amend the report filed on Form 8-K dated May 30, 2002.



                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THACKERAY CORPORATION


                                   By:    /s/ Jules Ross
                                        ---------------------------------------
                                          Jules Ross
                                          Vice President, Finance,
                                          (Principal Financial Officer)





Date:   August 19, 2002

                                  EXHIBIT INDEX
                                       TO
                              THACKERAY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002






Exhibit No.                Description of Document
-----------                -----------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002