Form 10-Q
period 2002-09-30
THACKERAY CORP
filed 2002-11-13
CIK 354639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission File Number 1-8254


                              THACKERAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           04-2446697
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                          identification number)


509 Madison Ave., Suite 1714, New York, New York                   10022
------------------------------------------------                   -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 11, 2002.

                              THACKERAY CORPORATION

                                      INDEX

                                                                                               PAGE(S)
PART I.  FINANCIAL INFORMATION:

Item 1 - Financial Statements:
           Consolidated Balance Sheets as of September 30, 2002 (unaudited)
              and December 31, 2001                                                               3.

           Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2002 and 2001 (unaudited)                                             4.

           Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2002 and 2001 (unaudited)                                             5.

           Notes to Interim Financial Statements                                                  6.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                 of Operation                                                                     8.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                               9.

Item 4 - Controls and Procedures                                                                  9.



PART II.  OTHER INFORMATION:

Item 6 - Exhibits and Reports on Form 8-K                                                         10.

Signatures                                                                                        11.

Certifications                                                                                    12.

Exhibit Index                                                                                     14.


PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                      THACKERAY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30, 2002     December 31, 2001
                                                                           ------------------     -----------------
                                                                              (UNAUDITED)
                                   - ASSETS -
ASSETS:
      Cash and cash equivalents                                           $       2,085,000      $       2,656,000
      Investment in and advances to real estate partnership                              -                 555,000
      Investments in real estate                                                  1,951,000              1,951,000
      Other assets                                                                   91,000                 21,000
                                                                          -----------------      -----------------
TOTAL ASSETS                                                              $       4,127,000      $       5,183,000
                                                                          =================      =================

                    - LIABILITIES AND STOCKHOLDERS' EQUITY -
LIABILITIES:
      Accounts payable and accrued expenses                               $         235,000      $         257,000
      Other liabilities                                                             121,000                121,000
                                                                          -----------------      -----------------
TOTAL LIABILITIES                                                                   356,000                378,000
                                                                          -----------------      -----------------
STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; 20,000,000 shares authorized;
        5,107,401 shares issued and outstanding                                     511,000                511,000
      Capital in excess of par value                                             43,542,000             43,542,000
      Accumulated deficit                                                       (40,276,000)           (39,095,000)
      Accumulated other comprehensive (loss)                                         (6,000)              (153,000)
                                                                          -----------------      -----------------
TOTAL STOCKHOLDERS' EQUITY                                                        3,771,000              4,805,000
                                                                          -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $       4,127,000      $       5,183,000
                                                                          =================      =================

                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED             For The Nine Months Ended
                                                                    SEPTEMBER 30,                         September 30,
                                                                    -------------                         -------------
                                                               2002               2001              2002                2001
                                                               ----               ----              ----                ----
REVENUES                                                  $          -      $           -      $          -       $           -
                                                          -------------     --------------     -------------      --------------

EXPENSES:
   Equity in net loss from real estate partnership                   -            (480,000)         (800,000)         (2,327,000)
   General and administrative expense                          (178,000)          (159,000)         (506,000)           (442,000)
   Interest income                                                8,000             32,000            27,000             151,000
                                                          -------------     --------------     -------------      --------------
LOSS BEFORE INCOME TAXES                                       (170,000)          (607,000)       (1,279,000)         (2,618,000)

   Income tax provision (benefit)                                    -                  -            (98,000)                 -
                                                          -------------     --------------     -------------      --------------
NET LOSS                                                  $    (170,000)    $     (607,000)    $  (1,181,000)     $   (2,618,000)
                                                          =============     ==============     =============      ==============

LOSS PER SHARE                                            $       (0.03)    $        (0.12)    $       (0.23)     $        (0.51)
                                                          =============     ==============     =============      ==============
NUMBER OF SHARES                                              5,107,401          5,107,401         5,107,401           5,107,401
                                                          =============     ==============     =============      ==============


COMPREHENSIVE INCOME (LOSS):

NET LOSS                                                  $    (170,000)    $     (607,000)    $  (1,181,000)     $   (2,618,000)

   Equity in other comprehensive income from real estate
      partnership relating to cash flow hedges                       -                  -            245,000                  -

   Income tax provision                                              -                  -             98,000                  -
                                                          -------------     --------------     -------------      --------------
   Other comprehensive income, net of tax                            -                  -            147,000                  -
                                                          -------------     --------------     -------------      --------------
COMPREHENSIVE LOSS                                        $    (170,000)    $     (607,000)    $  (1,034,000)     $   (2,618,000)
                                                          =============     ==============     =============      ==============

                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30, 2002        September 30, 2001
                                                                                   ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                                          $      (1,181,000)        $      (2,618,000)
Adjustments to reconcile net loss to net cash used in operating activities:
   Deferred income tax benefit                                                              (98,000)                       -
   Equity in net loss from real estate partnership                                          800,000                 2,327,000

   Changes in operating assets and liabilities:
      Increase in other assets, net                                                         (70,000)                  (57,000)
      (Decrease) in accounts payable and accrued liabilities                                (22,000)                  (24,000)
                                                                                  -----------------         -----------------
         NET CASH USED IN OPERATING ACTIVITIES                                             (571,000)                 (239,000)
                                                                                  -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Advances to real estate partnership                                                        -                     (3,000)
                                                                                  -----------------         -----------------
         NET CASH USED IN INVESTING ACTIVITIES                                                   -                     (3,000)
                                                                                  -----------------         -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (571,000)                 (375,000)

   Cash and cash equivalents - beginning of period                                        2,656,000                 4,879,000
                                                                                  -----------------         -----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $       2,085,000         $       4,504,000
                                                                                  =================         =================
SUPPLEMENTAL INFORMATION:
      Interest paid                                                               $              -          $              -
      Taxes paid                                                                                 -                         -



                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.         BASIS OF PRESENTATION:

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

           The net loss applicable to common stock for the three months and nine months ended September 30, 2002 and 2001 was divided by the number of shares outstanding during the period to determine per share data.



2.         REAL ESTATE PARTNERSHIP:

           In October 2001, the Company's Real Estate Partnership
           ("Partnership") with Belz Enterprises received equity and debt funding in excess of $120 million for the Partnership's 925,000 sq. ft. Festival Bay, Orlando, Florida retail/entertainment center, which is under construction. Thackeray contributed $1,750,000 to the equity portion of the funding.

           In connection with the financing, the partnership agreement was materially revised and amended to provide for certain adjustments in the economic rights and obligations of the partners.

           The Partnership has incurred net losses and negative operating cash flows since inception of operations in 1999, as the project is still being developed and has limited operating activity. Accordingly, Thackeray's balance of its investment in and advances to the Partnership was reduced to zero during the first six months of 2002 and therefore no further Partnership losses can be absorbed.

           The following are the condensed statements of operations of the Partnership (000's omitted) for the first nine months of 2002 and 2001:

                                                         2002          2001
                                                         ----          ----

         Rental revenue                             $     1,947    $    1,424

         Operating expenses                              (1,695)       (1,138)

         Interest expense                                (1,903)       (2,194)

         Depreciation and amortization expense           (1,815)       (1,745)
                                                    -----------    ----------
         Net Loss                                   $    (3,466)   $   (3,653)
                                                    ===========    ==========

                      THACKERAY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


2.         REAL ESTATE PARTNERSHIP (CONTINUED):

           The increase in rental revenue is largely attributable to percentage rent collected in 2002 from the multiplex theatre tenant as well as rent received from the skate park tenant, which opened in January 2002. Interest expense decreased primarily from higher interest capitalization in the first nine months of 2002 versus the same period in 2001 attributable to the increase in assets under construction. The increase in depreciation and amortization is attributable to the increase in assets placed in service for the nine months ended September 30, 2002 versus the same period in 2001.

           The credit agreement entered into in October 2001 and modified in October 2002 by the Partnership, contains certain default provisions which require, among others, that the construction of the project be completed by April 3, 2003, and that a significant number of major tenant spaces be fully leased, operating and paying full base rent by that date and thereafter. Development efforts for the project are on-going and based on the current status of the construction of the project and anticipated construction progress going forward, the partners believe that the April 3, 2003 construction deadline will be achieved. Leasing efforts for the project are also on-going; however, the project continues to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels.

           There can be no assurance that the minimum lease requirement under the loan agreement will be met. The Partnership's failure to meet the required loan provisions would provide the lenders with the ability to accelerate the Partnership's loan repayment, which would have a material adverse effect on the Partnership and on the Company, and would raise substantial doubt about the Partnership's and the Company's ability to continue as a going concern.

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


3.         INCOME TAXES:


           The Company anticipates it will generate a loss for the year ending December 31, 2002, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2002. For the year ended December 31, 2001, the Company also reported a loss for income tax purposes. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax assets have been recorded. Accordingly, in the aggregate, taking into consideration both results of operations and other comprehensive income, no Federal or State income tax provisions or benefits have been recorded for the three-month period ended September 30, 2002, however, a deferred income tax provision and benefit in opposite amounts have been separately reported in 2002 that are specifically attributable to other comprehensive income and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

           (2) Material Changes in Financial Condition

           The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for at least the next twelve month period.

           The Company anticipates that the Partnership's real estate project, Festival Bay, will continue to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels. However, at this time there is no assurance of such a recovery and that leasing activity will assure a level of profitability for the Partnership. The Partnership's failure to meet required loan provisions would provide the lenders with the ability to accelerate the Partnership's loan repayment, which would have a material adverse effect on the Partnership and on the Company, and would raise substantial doubt about the Partnership's and the Company's ability to continue as a going concern.

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

           At September 30, 2002 there were no commitments for capital expenditures.

           (3) Material Changes in Results of Operations

           The Company's share in the net losses of the Partnership was $800,000 in the first nine months of 2002 versus $2,327,000 for the same period in 2001 as its investment in the Partnership was written down to zero in 2002.

           General and administrative expenses for the first nine months of 2002 were $64,000 higher than the amount incurred in the first nine months of 2001, principally due to increased insurance expense.

           Interest income for the nine months ended September 30, 2002 was $27,000 versus $151,000 for the comparable period in 2001. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

           In addition, the Company's share of the other comprehensive income of the Partnership in the first nine months of 2002 was $147,000, after taxes, and related to the favorable changes in interest rates impacting the value of the cash flow hedges at the Partnership level.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.



ITEM 4.    CONTROLS AND PROCEDURES

                     (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's principal executive officer and principal financial officer recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

                     Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

                     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Exhibits

                      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)        Reports on Form 8-K

                      The Company filed a report on Form 8-K dated October 8, 2002 relating to actions being taken by the American Stock Exchange to de-list its common stock.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THACKERAY CORPORATION

                                        By: /s/ Jules Ross
                                            ------------------------------------
                                            Jules Ross
                                            Vice President, Finance, Treasurer
                                            and Chief Financial Officer



Date: November 12, 2002

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Jules Ross, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Thackeray Corporation.

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                            /s/ Jules Ross
                                            -----------------------------------
                                            Jules Ross
                                            Vice President, Finance, Treasurer
                                            and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Martin J. Rabinowitz, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Thackeray Corporation.

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                        /s/ Martin J. Rabinowitz
                                        --------------------------------------
                                        Martin J. Rabinowitz
                                        President and Chief Executive Officer

                                  EXHIBIT INDEX
                                       TO
                              THACKERAY CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002




Exhibit No.                           Description of Document
-----------                           -----------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002