Form 10-K
period 2002-12-31
THACKERAY CORP
filed 2003-03-28
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------
     (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from _______________ to _________________.

                          COMMISSION FILE NUMBER 1-8254

                              THACKERAY CORPORATION
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                              04-2446697
          -----------                                           ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

            350 FIFTH AVENUE, SUITE 2723, NEW YORK, NEW YORK 10118
            ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 564-3393

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.10 PAR VALUE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ___ NO X

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 28, 2002 computed by reference to the closing sale price of the registrant's Common Stock on the American Stock Exchange on such date: $4,816,076

Number of shares of the registrant's Common Stock outstanding as of March 20, 2003: 5,107,401


                       DOCUMENTS INCORPORATED BY REFERENCE


1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 1, 2003 are incorporated by reference into Part III of this report.





                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I

FORWARD LOOKING INFORMATION
---------------------------

           This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based upon management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of capital expenditures, earnings, income taxes payable, financing and capital infusions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to the following: general risks affecting the real estate industry, including the need to enter into new leases or renew leases on unfavorable terms to generate rental revenues, competition for tenants from other owners of retail properties, competition from other retailers, successful operations by and the financial condition of tenants, particularly major tenants, adverse changes in Orlando, Florida and national economic and market conditions, and access to and adequacy of financing to complete the Company's Festival bay project in Orlando, Florida. Any further terrorist attacks or armed conflicts may directly impact the Company's properties or such attacks or conflicts may cause consumer spending to decrease or result in increased volatility in the United States financial markets. Any of these occurrences could have a material adverse impact on the Company.

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

           In 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership ("BT Orlando"). Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the Joint

Venture (JV) partnership. The JV is in the process of developing, constructing and leasing an approximately 925,000 square foot retail and entertainment shopping center complex - Festival Bay - on the property which is to consist of 655,000 sq.ft. of anchor and other perimeter tenants and 270,000 sq.ft of interior small stores. The Company has a 35% general partner interest in the partnership and will also participate in the cash flow, sales proceeds and refinancing proceeds from the operation, financing and disposition of such project. The agreement also contains certain buy-sell provisions among the partners. The Company and Belz also entered into a letter agreement in 1996 regarding the development of the remaining approximately 78 acres of the Company's Orlando, Florida property. Pursuant to this letter agreement , the parties agreed to form a new partnership to develop 22.5 acres of such property as commercial property and 55.5 acres thereof as multi-family residential property. The Company and Belz, or one of its affiliates, will be 50% owners and general partners of such partnership, and the Company will be entitled to certain preferential distributions.

           In September 1999, the Company's real estate partnership closed $40 million of construction financing and simultaneously the Company deeded 140 acres of its Orlando, Florida acreage to the partnership and also pledged its remaining contiguous 78 acres as additional collateral to secure the construction loan.

           Development and leasing efforts for the project are on-going. A 20 screen Cinemark theatre opened in December 1999, a Bass Pro 163,000 sq.ft. anchor store opened in June 2000, and a 50,000 sq.ft. Van's Skate Park opened in January 2002. Leases for 50% of the mall have been executed as of December 31, 2002. Both Cinemark and Bass Pro experienced increases in volume in 2002 over 2001 levels, and Van's reported successful opening year operations.

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

           The Partnership experienced a slow-down in rental activity by mid-year 2001, which worsened in the wake of the September 11 terrorist activities. Orlando tourism was adversely effected, and, theme park attendance and hotel occupancy rates dropped substantially and have not returned to pre 9/11 levels. According to the December 26, 2002 Orlando Business Journal, "tourists (in 2002) continued to stay away in droves". According to Standard & Poors, Orlando had the largest share of hotel loan delinquencies in the nation. In addition, Orlando area resort tax collections in 2002 were below pre 9/11

2001 levels. Festival Bay rental activity is expected to remain sluggish pending an economic recovery and an increase in Orlando tourism levels.

           In August 2001, the Company and Belz entered into a new letter agreement regarding development of the remaining approximately 78 acres of the Company's Orlando, Florida property, thereby superseding in its entirety the 1996 letter agreement cited above.

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

           The credit agreement contains certain default provisions that require, among others, that the construction of the project be completed by April 2003 and that a significant number of major tenant spaces be fully rented, operating and paying full base rent by April 2003 and thereafter.

           The Partnership believes that the construction deadline will be achieved. However, the Partnership also believes that the April 2003 major tenant executed lease condition will not be satisfied, but expects to satisfy such lease-up requirements by June 2003. Although discussions are underway with its lenders concerning the April 2003 lease-up requirements, there can be no assurance of successful resolution.

           The credit agreement also contains additional default provisions, not expected to be satisfied, which require certain annualized operating income and small store lease levels be achieved by October 2003. The failure to meet these conditions could accelerate the Partnership's loan repayment and could have a substantial adverse effect on the Partnership and on the viability of the project. The Partnership has commenced preliminary appropriate discussions with its lenders. The principal topic under discussion is determining a new date for satisfying these requirements. There can be no assurance that the Partnership will be able to reach an agreement with its lenders.

Indebtedness
------------

           The Company has no outstanding borrowings.

General
-------
           As of December 31, 2002, the Company had two employees.

Item 2.  Properties
         ----------

           For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 2 and 5 to the Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

           Thackeray's executive offices are located at 350 Fifth Avenue, New York, New York 10118. Future minimum rent payments are $24,000 for the year 2003 and $24,000 in 2004.

Item 3.  Legal Proceedings
         -----------------

           There are no legal proceedings currently pending against the Company or its subsidiary.

Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

           During the quarter ended December 31, 2002, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

           Not Applicable.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

           Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

     1.   Report of Independent Public Accountants - Lazar Levine & Felix LLP.

     2.   Report of Independent Public Accountants - Arthur Andersen LLP.

     3.   Consolidated Balance Sheets -- December 31, 2002 and 2001.

     4. Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

     6. Notes to Consolidated Financial Statements -- December 31, 2002, 2001 and 2000.

Item 9.  Change in and Disagreements with Accountants on Accounting and
         --------------------------------------------------------------
         Financial Disclosure
         --------------------

           Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

           Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 1, 2003 (the "Proxy Statement"), which section (other than the Audit Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation
          ----------------------

           Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Audit Committee Report) is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Shareholder Matters
          ---------------------------

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

Item 14.  Controls and Procedures
          -----------------------

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

               Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

               (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

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

           (3) - Exhibits:

           3(a)(i) - Certificate of Incorporation of the Company. (1)

           3(a)(ii) - Certificate of Designation of $4.15 Cumulative Preferred Stock. (2)

           3(a)(iii) - Amendment to Certificate of Incorporation of the Company.
(3)

           3(b) - By-Laws of the Company. (1)

           10(a) - Amended and Restated Agreement of Limited Partnership of BT Orlando Limited Partnership, dated August 1, 2001, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd. (4)

           10(b) - Number 2 Partnership Letter Agreement, dated August 1, 2001, between the Company and Belz Investco G.P. (5)

           10(c) - Ratification of Agreement dated August 1, 2001. (5)

           11 - Statement re Computation of Per Share Data.*

           13 - The Company's 2002 Annual Report to Stockholders.*

           21 - Subsidiaries of the Company.*

           99.1-- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

           99.2-- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


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

                (5) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.

                (b) - During the quarter ended December 31, 2002, the Company filed one report on Form 8-K on October 10, 2002.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 24, 2003
                                      THACKERAY CORPORATION
                                    (Registrant)

                                  By: /s/ Martin J. Rabinowitz
                                    --------------------------------------------
                                     Name: Martin J. Rabinowitz
                                     Title: President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                    Title                                  Date
    ---------                    -----                                  ----

/s/ Martin J. Rabinowitz     Chairman of the Board,
------------------------     President and  Director              March 24, 2003
Martin J. Rabinowitz
(Principal Executive Officer)


/s/ Jules Ross              Vice President, Finance, Treasurer,   March 24, 2003
------------------------    Secretary and Director (Principal
Jules Ross                  Financial and Accounting Officer)



/s/ Ronald D. Rothberg      Director                              March 24, 2003
------------------------
Ronald D. Rothberg


/s/ Moses Rothman           Director                              March 24, 2003
------------------------
Moses Rothman

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Rabinowitz, certify that:

      1. I have reviewed this annual report on Form 10-K of Thackeray
Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                    /s/ Martin J. Rabinowitz
                                    --------------------------------------------
                                     Martin J. Rabinowitz
                                     President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jules Ross, certify that:
      1. I have reviewed this annual report on Form 10-K of Thackeray
Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
                                               /s/ Jules Ross
                                              ---------------------------------
                                              Jules Ross,
                                              Vice President, Finance, Treasurer
                                              and Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(1) and (2)

                        LIST OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2002
                              THACKERAY CORPORATION

                               NEW YORK, NEW YORK

Form 10-K -- Items 14(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 2002, are incorporated by reference in Item 8 of this report.

     1.   Report of Independent Public Accountants - Lazar Levine & Felix LLP.

     2.   Report of Independent Public Accountants - Arthur Andersen LLP.

     3.   Consolidated Balance Sheets -- December 31, 2002 and 2001.

     4. Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

     5. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

     6. Notes to Consolidated Financial Statements - December 31, 2002, 2001 and 2000.

The following financial statement schedules of Thackeray Corporation are filed herewith:

          Report of Independent Public Accountants - Lazar Levine & Felix LLP on Financial Statement Schedules

          Report of Independent Public Accountants - Arthur Andersen LLP on Financial Statement Schedules

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thackeray Corporation's 2002 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 10, 2003. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the List of Financial Statements and Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                            Lazar Levine & Felix LLP

New York, New York
March 10, 2003

THE FOLLOWING AUDIT REPORT OF ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IS A COPY OF THE ORIGINAL REPORT DATED APRIL 9, 2002 PREVIOUSLY ISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THE AUDIT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FROM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN AS THEY HAVE CEASED OPERATIONS. THE COMPANY IS INCLUDING THIS COPY OF THE ARTHUR ANDERSEN AUDIT REPORT PURSUANT TO RULE 2-02(E) OF REGULATION S-X UNDER THE SECURITIES ACT OF 1933, AS AMENDED.

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



                               Arthur Andersen LLP

New York, New York
April 9, 2002

Thackeray Corporation and Subsidiary
Real Estate and Accumulated Depreciation
For the years ended December 31, 2002, 2001 and 2000               Schedule III



                                                                Cost capitalized    Gross amount
                                               Initial cost     subsequent to       at which carried
Description                     Encumbrances  to the Company    acquisition         at close of period
-----------                     ------------  --------------    -----------         ------------------
78 Acres of unimproved land,
Orlando, Florida                 (A)          $1,860,000        $   0                $1,860,000
                                               =========            =                 =========






                                                    2002                2001                  2000
                                                    ----                ----                  ----

Balance at Beginning of period                $1,860,000               $1,860,000            $1,860,000

Cost of real estate deeded to
real estate partnership                             ___                        0                     0

Cost of real estate sold                            ___                        0                     0
                                                                               -                     -

Balance at End of period                      $1,860,000               $1,860,000            $1,860,000
                                              ==========                =========             =========

Federal tax basis is the
same as book basis.                              (A)



(A) The property is pledged as collateral for the $12.8 million portion of the credit agreement of BT Orlando Limited Partnership.


                             ** TABLE CONTINUED **




                                      20A

                                                                             Life on which
                                                                            depreciation in
                                 Accumulated     Date of       Date of      latest income
Description                      depreciation    construction  acquired     statement is computed
-----------                      ------------    ------------  --------     ---------------------
78 Acres of unimproved land,
Orlando, Florida                  $0                N/A          1981          N/A










Balance at Beginning of period

Cost of real estate deeded to
real estate partnership

Cost of real estate sold
                                   -

Balance at End of period


Federal tax basis is the
same as book basis.



                              ** TABLE COMPLETE **




                                       20B

                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002


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

10(b) -- Number 2 Partnership Letter Agreement, dated August 1, 2001, between the Company and Belz Investco G.P. (5)

10(c) -- Ratification of Agreement dated August 1, 2001. (5)

11   -- Statement re Computation of Per Share Data.*

13   -- The Company's 2002 Annual Report to Stockholders.*

21   -- Subsidiaries of the Company.*

99.1 -- Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 -- Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

          (5) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.