Form 10-Q
period 2003-03-31
THACKERAY CORP
filed 2003-05-13
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                 [X] QUARTERLY REPORTUNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2003
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 1-8254
                       ------

                              THACKERAY CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                               04-2446697
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification No.)


                       350 Fifth Avenue, Suite 2723
                            New York, New York                     10118
                            ------------------                     -----

                 (Address of principal executive offices)       (Zip Code)

                                 (212) 564-3393
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 13, 2003.

                      THACKERAY CORPORATION AND SUBSIDIARY



                                    - INDEX -



                                                                                                                   PAGE(S)
                                                                                                                   -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Consolidated Financial Statements
             Condensed Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002                              2
             Condensed Statements of Operations - Three Months Ended March 31, 2003
              and 2002 (unaudited)                                                                                    3

             Condensed Statements of Cash Flows - Three Months Ended March 31, 2003
              and 2002 (unaudited)                                                                                    4

             Notes to Interim Condensed Financial Statements                                                        5 - 6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                            7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                   8

Item 4 - Controls and Procedures                                                                                      8


PART II.  OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                                                          9

Item 6 - Exhibits and Reports on Form 8-K                                                                             9


SIGNATURES                                                                                                           10

CERTIFICATIONS                                                                                                     11 - 12

EXHIBIT INDEX                                                                                                        13



                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                                                                                 MARCH 31, 2003               DECEMBER 31, 2002
                                                                                ------------------            -----------------
                                                                                   (UNAUDITED)
ASSETS:
      Cash and cash equivalents                                                 $        1,872,000            $       1,983,000
      Investment in land                                                                 1,951,000                    1,951,000
      Investment in real estate partnership                                                     -                            -
      Other assets                                                                           8,000                       44,000
                                                                                ------------------            -----------------

TOTAL ASSETS                                                                    $        3,831,000            $       3,978,000
                                                                                ==================            =================




LIABILITIES AND STOCKHOLDERS' EQUITY:
      Accounts payable and accrued expenses                                     $          235,000            $         248,000
      Other liabilities                                                                    121,000                      121,000
                                                                                ------------------            -----------------

TOTAL LIABILITIES                                                                          356,000                      369,000
                                                                                ------------------            -----------------

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; 20,000,000 shares authorized;
       5,107,401 shares issued and
        outstanding                                                                        511,000                      511,000
      Capital in excess of par value                                                    43,542,000                   43,542,000
      Accumulated deficit                                                              (40,578,000)                 (40,444,000)
                                                                                ------------------            -----------------

TOTAL STOCKHOLDERS' EQUITY                                                               3,475,000                    3,609,000
                                                                                ------------------            -----------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $        3,831,000            $       3,978,000
                                                                                ==================            =================


                             See accompanying notes


THACKERAY CORPORATION AND SUBSIDIARY
------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                 For the Three Months
                                                                                 ----------------------------------------
                                                                                             Ended March 31,
                                                                                        2003                 2002

REVENUES FROM REAL ESTATE                                                        $              -     $              -

EXPENSES OF REAL ESTATE:
      Equity in net loss from real estate partnership                                           -              (638,000)
                                                                                 ------------------    -----------------

LOSS FROM REAL ESTATE                                                                           -              (638,000)

OTHER (EXPENSES) INCOME:
      General and administrative expense                                                  (139,000)            (139,000)
      Interest income                                                                        5,000                9,000
                                                                                 ------------------    -----------------

LOSS BEFORE INCOME TAXES                                                                  (134,000)            (768,000)

      Income tax benefit                                                                        -                98,000
                                                                                 ------------------    -----------------

NET LOSS                                                                         $        (134,000)   $        (670,000)
                                                                                 ==================   ==================

LOSS PER SHARE                                                                   $            (.03)   $        (0.13)
                                                                                 ==================   ==================

NUMBER OF SHARES                                                                         5,107,401            5,107,401
                                                                                 ==================   ==================


COMPREHENSIVE (LOSS):
      Net loss                                                                   $        (134,000)   $        (670,000)
                                                                                 ------------------   ------------------
      Equity in other comprehensive income from real estate partnership
       relating to cash flow hedges                                                             -               245,000


      Income tax provision                                                                      -               (98,000)
                                                                                 -----------------    ------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX                                                          -               147,000
                                                                                 -----------------    -----------------

COMPREHENSIVE LOSS                                                               $        (134,000)   $        (523,000)
                                                                                 ==================   ==================



                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                          2003                   2002
                                                                                  -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $        (134,000)     $        (670,000)

   Adjustments to reconcile net loss to net cash used in operating activities:
        Deferred income tax benefit                                                              -                 (98,000)
        Equity in net loss from real estate partnership                                          -                 638,000

   Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable and accrued liabilities                     (13,000)                11,000
        Decrease (increase) in other assets, net                                             36,000               (135,000)
                                                                                  -----------------      ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (111,000)              (254,000)
                                                                                  ------------------     ------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (111,000)              (254,000)

      Cash and cash equivalents - beginning of period                                     1,983,000              2,656,000
                                                                                  -----------------      -----------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $       1,872,000      $       2,402,000
                                                                                  =================      =================


SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                                 $              -       $              -
                                                                                  -----------------      ----------------
         Taxes                                                                    $              -       $              -
                                                                                  -----------------      ----------------


                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             MARCH 31, 2003 AND 2002
                             -----------------------
                                   (UNAUDITED)

NOTE  1.   BASIS OF PRESENTATION:

          The significant accounting policies followed by the Company in the preparation of these unaudited interim condensed financial statements are consistent with the accounting policies followed in the audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

          Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 3l, 2002.

          The net loss applicable to common stock for the three months ended March 31, 2003 and 2002 was divided by the number of shares outstanding during the period to determine per share data.


NOTE  2.   REAL ESTATE PARTNERSHIP:

          In October 2001, the Company's real estate partnership (the "Partnership") with Belz Enterprises received equity and debt funding in excess of $120 million for the Partnership's 925,000 sq. ft. Festival Bay, Orlando, Florida retail/entertainment center. Thackeray contributed $1,750,000 to the equity portion of the funding.

          In connection with the financing, the Partnership agreement was materially revised and amended to provide for certain adjustments in the economic rights and obligations of the partners.

          The Partnership incurred net losses and negative operating cash flows since inception of operation in 1999, as the project was being developed and had limited operating activity. Because of its share of the cumulative losses of the Partnership, Thackeray's balances in its investment in and advances to the Partnership was reduced to zero in the third quarter of 2002.

          The following are the condensed statements of operations of the Partnership (000's omitted) for the first quarter of 2003 and 2002:



                                                                             For the Three Months Ended March 31,
                                                                                   2003                 2002
           Rental revenue                                                   $           490      $           757
           Operating expenses                                                          (510)                (336)
           Interest expense                                                            (391)                (762)
           Depreciation and amortization expense                                       (617)                (670)
                                                                            ----------------     ----------------
           Net Loss                                                         $        (1,028)     $        (1,011)
                                                                            ================     ================


          Rental revenue decrease in the first quarter of 2003 versus 2002 is largely attributable to percentage rent which was received in 2002 from the multiplex theater tenant relating to the year 2001 but which was collected and booked in 2002 (and which was not accrued in 2001). Such revenue relating to 2002 was accrued in 2002, although not received until 2003.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             MARCH 31, 2003 AND 2002
                             -----------------------
                                   (UNAUDITED)

NOTE  2.   REAL ESTATE PARTNERSHIP (CONTINUED):

          The decrease in interest expense results primarily from higher interest capitalization in the first three months of 2003 versus the same period in 2002, as there was an increase in assets under construction in the first quarter of 2003.

          Operating expenses increase is attributable to the increased level of operation in the first quarter 2003 versus the same period in 2002.

          The credit agreement entered into in October 2001 by the Partnership (and amended thereafter) contains a default provision which requires that six major tenant spaces be fully rented operating and paying full base rent by April 2003 and thereafter. The Partnership was in default of this provision as only five of the requisite six major tenants were open and operating by that date. The Partnership has received a default waiver from the lender in the form of a 60 day cure period.

          Additionally, the credit agreement contains default provisions, not expected to be satisfied, which require certain annualized operating income and small store lease levels be achieved by October 2003. The failure to meet these conditions could accelerate the Partnership's loan repayment and could have a substantial adverse effect on the Partnership and on the viability of the project. The Partnership has commenced preliminary appropriate discussions with its lenders. The principal topic under discussion is determining a new date for satisfying these requirements. There can be no assurance that the Partnership will be able to reach an agreement with its lenders.

          Leasing efforts for the project are ongoing. However, the project continues to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels.

          The realization of the Company's investment related to the Partnership is dependant upon the Partnership's satisfying the above cited October 2003 provision to its loan agreement as well as the availability of additional funding from the partners to fund any future operating deficits.


NOTE  3.  INCOME TAXES:

          The Company anticipates it will generate a taxable loss for the year ending December 31, 2003, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2003. For the year ended December 31, 2002 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax assets have been recorded. Accordingly, in the aggregate, taking into consideration both results of operations and other comprehensive income, no Federal or State income tax provisions or benefits have been recorded for the three-month periods ended March 31, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (1)  Forward Looking Information
          ---------------------------

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

     (2)  Material Changes in Financial Condition
          ---------------------------------------

          The Company anticipates that its current cash and cash equivalent balance will be sufficient to fund its requirements for the foreseeable future.

          The Company anticipates that the Partnership's real estate project will continue to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels. The Partnership's failure to meet the required October 2003 loan default provisions noted above would provide the lenders with the ability to accelerate the Partnership's loan repayment, which would have a material adverse effect on the Partnership and on the Company, and would raise substantial doubt about the Partnership's and the Company's ability to continue as a going concern.

          At March 31, 2003 there were no commitments for capital expenditures.

     (3)  Material Changes in Results of Operations
          -----------------------------------------

          Since the Company's investment in and advances to the Partnership was written down to zero in the third quarter of 2002, there is no recognition by the Company of any share of the Partnership's first quarter 2003 losses. The Company's share of such losses in the first quarter 2002 totaled $638,000.

          General and administrative expenses for the first quarter 2003 were unchanged when compared to the similar period in 2002.

          Interest income for the three months ended March 31, 2003 was $5,000 versus $9,000 for the comparable period in 2002. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

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

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on May 1, 2003.

     (b) Martin J. Rabinowitz, Jules Ross, Ronald D. Rothberg and Moses Rothman were elected directors of the Company at the meeting.

     (c) The following table shows the results of the voting taken at the meeting:

             Nominee                        Votes for           Votes Withheld
             -------                        ---------           --------------

             Martin J. Rabinowitz           4,324,498               343,733

             Jules Ross                     4,324,498               343,733

             Ronald D. Rothberg             4,324,583               343,648

             Moses Rothman                  4,324,583               343,648

          There were no abstentions or broker non-votes with respect to any of the directors.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

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



                                          THACKERAY CORPORATION


                                          By:   /s/ Jules Ross
                                               ---------------------------------
                                                Jules Ross
                                                Vice President, Finance,
                                                (Principal Financial Officer)





Date:   May 13, 2003

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

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

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
                                            /s/ Jules Ross
                                            ------------------------------------
                                            Jules Ross
                                            Vice President, Finance, Treasurer
                                            and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

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

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
                                           /s/ Martin J. Rabinowitz
                                           -------------------------------------
                                           Martin J. Rabinowitz
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------
                                       TO
                                       --
                              THACKERAY CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                         FOR PERIOD ENDED MARCH 31, 2003
                         -------------------------------


Exhibit No.                    Description of Document
-----------                    -----------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.