Form 10-Q
period 2003-06-30
THACKERAY CORP
filed 2003-08-14
CIK 354639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of August 13, 2003.

                      THACKERAY CORPORATION AND SUBSIDIARY


                                    - INDEX -


                                                                                                  PAGE(S)
                                                                                                  -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Consolidated Condensed Financial Statements:
             Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002 2
             Statements of Operations - Three and Six Months Ended June 30, 2003
              and 2002 (unaudited)                                                                   3

             Statements of Cash Flows - Six Months Ended June 30, 2003
              and 2002 (unaudited)                                                                   4

             Notes to Interim Condensed Financial Statements                                       5 - 7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                           8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                  8

Item 4 - Controls and Procedures                                                                     9


PART II:  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                           10


SIGNATURES                                                                                          10


EXHIBIT INDEX                                                                                       11


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                                                                                      JUNE 30, 2003               DECEMBER 31, 2002
                                                                                    ------------------            -----------------
                                                                                       (UNAUDITED)
ASSETS:
      Cash and cash equivalents                                                     $        1,524,000            $       1,983,000
      Investment in land                                                                     1,951,000                    1,951,000
      Investment in real estate partnership                                                         -                            -
      Other assets                                                                             191,000                       44,000
                                                                                    -------------------           ------------------

TOTAL ASSETS                                                                        $        3,666,000            $       3,978,000
                                                                                    ===================           ==================




LIABILITIES AND STOCKHOLDERS' EQUITY:
      Accounts payable and accrued expenses                                         $          256,000            $         248,000
      Other liabilities                                                                        121,000                      121,000
                                                                                    -------------------           ------------------

TOTAL LIABILITIES                                                                              377,000                      369,000
                                                                                    -------------------           ------------------

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; 20,000,000 shares authorized;
       5,107,401 shares issued and outstanding
                                                                                               511,000                      511,000
      Capital in excess of par value                                                        43,542,000                   43,542,000
      Accumulated deficit                                                                  (40,764,000)                 (40,444,000)
                                                                                    -------------------           ------------------

TOTAL STOCKHOLDERS' EQUITY                                                                   3,289,000                    3,609,000
                                                                                    -------------------           ------------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $        3,666,000            $       3,978,000
                                                                                    ===================           ==================


                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the Three Months                 For the Six Months
                                                                   Ended June 30,                       Ended June 30,
                                                         ---------------------------------   ---------------------------------
                                                                 2003            2002                 2003              2002
                                                         -----------------  ---------------   --------------- ----------------

REVENUES FROM REAL ESTATE                                $             -    $           -     $           -   $            -

EXPENSES OF REAL ESTATE:
      Equity in net loss from real estate partnership                  -           162,000                -           800,000
                                                         -----------------  ---------------   --------------- ----------------

LOSS FROM REAL ESTATE                                                  -          (162,000)               -          (800,000)

OTHER (EXPENSES) INCOME:
      General and administrative expense                         (191,000)        (189,000)         (330,000)        (328,000)
      Interest income                                               5,000           10,000            10,000           19,000
                                                         -----------------  ---------------   --------------- ----------------

LOSS BEFORE INCOME TAXES                                         (186,000)        (341,000)         (320,000)      (1,109,000)

      Income tax benefit                                               -                -                 -            98,000
                                                         -----------------  ---------------   --------------- ----------------

NET LOSS                                                 $       (186,000)  $     (341,000)   $     (320,000) $    (1,011,000)
                                                         =================  ===============   =============== ================

LOSS PER SHARE                                           $           (.04)  $        (0.07)    $        (.06)  $        (0.20)
                                                         =================  ===============   =============== ================

NUMBER OF SHARES                                                5,107,401        5,107,401         5,107,401        5,107,401
                                                         =================  ===============   =============== ================


COMPREHENSIVE LOSS:
      Net loss                                           $       (186,000)  $     (341,000)   $     (320,000) $    (1,011,000)
                                                         -----------------  ---------------   --------------- ----------------

      Equity in other comprehensive income from real
        estate partnership relating to cash flow hedges                -                -                 -           245,000

      Income tax provision                                             -                -                 -           (98,000)
                                                         -----------------  ---------------   --------------- ----------------

OTHER COMPREHENSIVE INCOME, NET OF TAX                                 -                -                 -           147,000
                                                         -----------------  ---------------   --------------- ----------------

COMPREHENSIVE LOSS                                       $       (186,000)  $     (341,000)   $     (320,000) $      (864,000)
                                                         =================  ===============   =============== ================




                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Six Months Ended June 30,
                                                                                         2003                    2002
                                                                                 -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $        (320,000)     $      (1,011,000)

   Adjustments to reconcile net loss to net cash used in operating activities:
        Deferred income tax benefit                                                             -                 (98,000)
        Equity in net loss from real estate partnership                                         -                 800,000

   Changes in operating assets and liabilities:
        (Increase) in other assets, net                                                   (147,000)              (153,000)
        Increase (decrease) in accounts payable and accrued liabilities                      8,000                (14,000)
                                                                                 ------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                     (459,000)              (476,000)
                                                                                 ------------------     ------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (459,000)              (476,000)

      Cash and cash equivalents - beginning of period                                    1,983,000              2,656,000
                                                                                 ------------------     ------------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $       1,524,000      $       2,180,000
                                                                                 ==================     ==================


SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                                $              -       $              -
                                                                                 ------------------     -----------------
         Taxes                                                                   $              -       $              -
                                                                                 ------------------     -----------------


                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             JUNE 30, 2003 AND 2002
                             ----------------------
                                   (UNAUDITED)

                                       10
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

          In accordance with the rules for a Form 10-Q, certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 3l, 2002.

          The net loss applicable to common stock for the three and six months ended June 30, 2003 and 2002 was divided by the number of shares outstanding during the period to determine per share data.


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

          The Partnership incurred net losses and negative operating cash flows since the inception of operations in 1999, as the project was being developed and had limited operating activity. Because of its share of the cumulative losses of the Partnership, Thackeray's balances in its investment in and advances to the Partnership was reduced to zero in the third quarter of 2002.

          The following are the condensed statements of operations of the Partnership (000's omitted) for the first six months of 2003 and 2002:

                                                   For the Six Months Ended
                                                             June 30,
                                                 ------------------------------
                                                         2003            2002
                                                 --------------  --------------
          Rental revenue                         $       1,384   $       1,250
          Operating expenses                            (1,866)         (1,101)
          Interest expense                              (1,972)         (1,369)
          Depreciation and amortization expense         (1,888)         (1,237)
                                                 --------------  --------------
          Net Loss                               $      (4,342)  $      (2,457)
                                                 ==============  ==============

          The rental revenue increase in the first half of 2003 versus 2002 is attributable to additional stores in operation during the first half of 2003 versus 2002.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             JUNE 30, 2003 AND 2002
                             ----------------------
                                   (UNAUDITED)

NOTE  2.  REAL ESTATE PARTNERSHIP (CONTINUED):

          The increase in interest expense results primarily from higher debt levels in the first half of 2003 versus the same period in 2002. The increase in operating expenses is attributable to the increased level of operation in the first half of 2003 versus the same period in 2002, i.e. the small store space opened in the 2003 period.

          At June 30, 2003, 400,000 sq. ft. of anchor space and 63,500 sq. ft. of small store space were open for business, and leases for an additional 57,000 sq. ft. of small store space had been executed and are expected to open in the third quarter of 2003. Because approximately 460,000 sq. ft. of the originally planned 925,000 sq. ft. were not occupied at June 30, 2003, the partnership has had to absorb a disproportionate amount of common area cost; i.e. HVAC, real estate taxes, property maintenance, etc., which ordinarily are chargeable to tenants who are on a "net net lease" basis.

          The credit agreement entered into in October 2001 by the Partnership (and amended thereafter) contains a default provision which requires that six major tenant spaces be fully rented operating and paying full base rent by April 2003 and thereafter. The Partnership was in default of this provision as only five of the requisite six major tenants were open and operating by that date. The Partnership received a default waiver from the lender in the form of a 60 day cure period. The default has been cured.

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

          A reappraisal of the property is currently underway as part of the lender's final review of the Partnership's request for an extension of the October 2003 date.

          Leasing efforts for the project are ongoing. However, the project continues to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels.

          The realization of the Company's investment related to the Partnership is dependent upon the Partnership's satisfying the above cited October 2003 provision to its loan agreement as well as the availability of additional funding from the partners to fund any future operating deficits.

          Pursuant to an August 2001 letter agreement between the Partners concerning the future development of the approximately 78 acres contiguous to the 140 Festival Bay acres, the parties were to agree upon conceptual construction plans, an overall development plan and a development budget for the 78 acres on or before June 30, 2003. In the absence of such an agreement between the parties, the August 2001 letter agreement automatically terminates. June 30, 2003 passed without such a mutual understanding.

          The Company pledged the contiguous 78 acres as additional collateral to secure the Partnership's loan. In the event that the Partnership defaults on the loan, there can be no assurance that the lenders will not foreclose upon the 78 acres.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             JUNE 30, 2003 AND 2002
                             ----------------------
                                   (UNAUDITED)


NOTE  3.  INCOME TAXES:

          The Company anticipates it will generate a taxable loss for the year ending December 31, 2003, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2003. For the year ended December 31, 2002 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax asset has been recorded. Accordingly, no Federal or State income tax provisions or benefits have been recorded for the three-month and six-month periods ended June 30, 2003 and 2002.

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

          At June 30, 2003 there were no commitments for capital expenditures.

          (3)  Material Changes in Results of Operations
               -----------------------------------------

          Since the Company's investment in and advances to the Partnership was written down to zero in the third quarter of 2002, there is no recognition by the Company of any share of the Partnership's 2003 losses. The Company's share of such losses in the first six months of 2002 totaled $800,000.

          General and administrative expenses for the second quarter and the first six months of 2003 were relatively unchanged when compared to the similar periods in 2002.

          Interest income for the six months ended June 30, 2003 was $10,000 versus $19,000 for the comparable period in 2002. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM  4.  CONTROLS AND PROCEDURES

          (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

          (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

          32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.



          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on April 1, 2003 and May 15, 2003, both of which reported an event under Item 12 relating to the issuance of its earnings press release.



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



                                          THACKERAY CORPORATION


                                          By:     /s/ Jules Ross
                                               ---------------------------------
                                                Jules Ross
                                                Vice President, Finance,
                                                (Principal Financial Officer)





Date:   August 14, 2003

                                  EXHIBIT INDEX
                                  -------------
                                       TO
                                       --
                              THACKERAY CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                         FOR PERIOD ENDED JUNE 30, 2003
                         ------------------------------


Exhibit No.                    Description of Document
-----------                    -----------------------

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

      32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.