Form 10-Q
period 2003-09-30
THACKERAY CORP
filed 2003-11-07
CIK 354639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

Commission File Number 1-8254


                              THACKERAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             04-2446697
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


      350 Fifth Avenue, Suite 2723
           New York, New York                                 10118
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                 (212) 564-3393
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 6, 2003.

                      THACKERAY CORPORATION AND SUBSIDIARY



                                    - INDEX -

                                                                                            PAGE(S)
                                                                                            -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Consolidated Condensed Financial Statements:

             Balance Sheets - September 30, 2003 (unaudited) and December 31,
             2002 2 Statements of Operations - Three and Nine Months Ended
             September 30, 2003 and 2002 (unaudited)                                           3

             Statements of Cash Flows - Nine Months Ended September 30, 2003
             and 2002 (unaudited)                                                              4

             Notes to Interim Condensed Financial Statements                                 5 - 7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                         8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                            8

Item 4 - Controls and Procedures                                                               9


PART II:  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                     10

SIGNATURES                                                                                    10

EXHIBIT INDEX                                                                                 11


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                           SEPTEMBER 30, 2003            DECEMBER 31, 2002
                                                                           ------------------            -----------------
                                                                              (UNAUDITED)
ASSETS:
      Cash and cash equivalents                                            $        1,398,000            $       1,983,000
      Investment in land                                                            1,951,000                    1,951,000
      Investment in real estate partnership                                                -                            -
      Other assets                                                                    145,000                       44,000
                                                                           ------------------            -----------------

TOTAL ASSETS                                                               $        3,494,000            $       3,978,000
                                                                           ==================            =================




LIABILITIES AND STOCKHOLDERS' EQUITY:
      Accounts payable and accrued expenses                                $          248,000            $         248,000
      Other liabilities                                                               121,000                      121,000
                                                                           ------------------            -----------------

TOTAL LIABILITIES                                                                     369,000                      369,000
                                                                           ------------------            -----------------

STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; 20,000,000 shares authorized;
        5,107,401 shares issued and outstanding                                       511,000                      511,000
      Capital in excess of par value                                               43,542,000                   43,542,000
      Accumulated deficit                                                         (40,928,000)                 (40,444,000)
                                                                           ------------------            -----------------

TOTAL STOCKHOLDERS' EQUITY                                                          3,125,000                    3,609,000
                                                                           ------------------            -----------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $        3,494,000            $       3,978,000
                                                                           ==================            =================


                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                 For the Three Months                For the Nine Months
                                                                 Ended September 30,                 Ended September 30,
                                                         ----------------------------------   --------------------------------
                                                              2003               2002              2003              2002
                                                         --------------     --------------    --------------    --------------
REVENUES FROM REAL ESTATE                                $           -      $           -     $           -     $           -

EXPENSES OF REAL ESTATE:
      Equity in net loss from real estate partnership                -                  -                 -            800,000
                                                         --------------     --------------    --------------    --------------

LOSS FROM REAL ESTATE                                                -                  -                 -           (800,000)

OTHER (EXPENSES) INCOME:
      General and administrative expense                       (166,000)          (178,000)         (496,000)         (506,000)
      Interest income                                             2,000              8,000            12,000            27,000
                                                         --------------     --------------    --------------    --------------

LOSS BEFORE INCOME TAXES                                       (164,000)          (170,000)         (484,000)       (1,279,000)

      Income tax benefit                                             -                  -                 -             98,000
                                                         --------------     --------------    --------------    --------------

NET LOSS                                                 $     (164,000)    $     (170,000)   $     (484,000)   $   (1,181,000)
                                                         ==============     ==============    ==============    ==============

LOSS PER SHARE                                           $       (.03)      $        (0.03)   $         (.09)   $        (0.23)
                                                         ==============     ==============    ==============    ==============

NUMBER OF SHARES                                              5,107,401          5,107,401         5,107,401         5,107,401
                                                         ==============     ==============    ==============    ==============


COMPREHENSIVE LOSS:
      Net loss                                           $     (164,000)    $     (170,000)   $     (484,000)   $   (1,181,000)
                                                         --------------     --------------    --------------    --------------

      Equity in other comprehensive income from real
        estate partnership relating to cash flow hedges              -                  -                 -            245,000

      Income tax provision                                           -                  -                 -            (98,000)
                                                         --------------     --------------    --------------    --------------

OTHER COMPREHENSIVE INCOME, NET OF TAX                               -                  -                 -            147,000
                                                         --------------     --------------    --------------    --------------

COMPREHENSIVE LOSS                                       $     (164,000)    $     (170,000)   $     (484,000)   $   (1,034,000)
                                                         ==============     ==============    ==============    ==============

                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                 For the Nine Months Ended September 30,
                                                                                       2003                   2002
                                                                                 -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $        (484,000)     $      (1,181,000)

   Adjustments to reconcile net loss to net cash used in operating activities:
        Deferred income tax benefit                                                             -                 (98,000)
        Equity in net loss from real estate partnership                                         -                 800,000

   Changes in operating assets and liabilities:
        (Increase) in other assets, net                                                   (101,000)               (70,000)
        Increase (decrease) in accounts payable and accrued liabilities                      8,000                (22,000)
                                                                                 -----------------      -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                     (585,000)              (571,000)
                                                                                 -----------------      -----------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (585,000)              (571,000)

      Cash and cash equivalents - beginning of period                                    1,983,000              2,656,000
                                                                                 -----------------      -----------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $       1,398,000      $       2,085,000
                                                                                 =================      =================


SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                                $              -       $              -
                                                                                 -----------------      -----------------
         Taxes                                                                   $              -       $              -
                                                                                 -----------------      -----------------

                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            SEPTEMBER, 2003 AND 2002
                            ------------------------
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

           The net loss applicable to common stock for the three and nine months ended September 30, 2003 and 2002 was divided by the number of shares outstanding during the period to determine per share data.


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

           The Partnership has incurred net losses and negative operating cash flows since the inception of operations in 1999, as the project was being developed and had limited operating activity. Because of its share of the cumulative losses of the Partnership, Thackeray's balances in its investment in and advances to the Partnership were reduced to zero by the third quarter of 2002.

           The following are the condensed statements of operations of the Partnership (000's omitted) for the first nine months of 2003 and 2002:

                                                          For the Nine Months Ended September 30,
                                                          ---------------------------------------
                                                                 2003                 2002
                                                           ----------------     ----------------
           Rental revenue                                  $         2,796      $         1,947
           Operating expenses                                       (3,789)              (1,695)
           Interest expense                                         (3,900)              (1,902)
           Depreciation and amortization expense                    (3,599)              (1,815)
                                                           ----------------     ----------------
           Net Loss                                        $        (8,492)     $        (3,465)
                                                           ================     ================

           The rental revenue increase in the first three quarters of 2003 versus 2002 is attributable to additional stores in operation during the 2003 period versus that of 2002.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            SEPTEMBER, 2003 AND 2002
                            ------------------------
                                   (UNAUDITED)


NOTE  2.   REAL ESTATE PARTNERSHIP (CONTINUED):

           The increase in interest expense results primarily from higher debt levels in the first nine months of 2003 versus the same period in 2002. The increase in operating expenses is attributable to the increased level of operation in the first nine months of 2003 versus the same period in 2002, i.e. the small store space opened in the 2003 period.

           At September 30, 2003, approximately 400,000 sq. ft. of anchor space and approximately 95,000 sq. ft. of small store space were open for business, and leases for an additional approximately 8,000 sq. ft. of small store space had been executed and are expected to open in the fourth quarter of 2003. An additional approximately 35,000 sq.ft. of small store space are scheduled for the first quarter of 2004. Because approximately 430,000 sq. ft. of the originally planned 925,000 sq. ft. were not occupied at September 30, 2003, the Partnership has had to absorb a disproportionate amount of common area cost; i.e. HVAC, real estate taxes, property maintenance, etc., which ordinarily are chargeable to tenants who are on a "net net lease" basis.

           The credit agreement entered into in October 2001 by the Partnership (and amended thereafter) contains default provisions, which required certain annualized operating income and small store lease levels be achieved by October 2003. As expected, the Partnership failed to meet these conditions. The failure to meet these conditions could accelerate the Partnership's loan repayment and could have a substantial adverse effect on the Partnership and on the viability of the project. The lenders have agreed to a sixty day forebearence period which expires on December 1, 2003. There can be no assurance that the Partnership will be able to reach an agreement with its lenders during the forebearance period.

           Leasing efforts for the project are ongoing. However, the project continues to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels.

           The realization of the Company's investment in the Partnership is dependent upon the Partnership's resolving its failure to satisfy the above cited October 2003 provisions to its loan agreement. The availability of additional funding from the partners to fund any future operating deficits also is critical to the Company's investment realization.

           Pursuant to an August 2001 letter agreement between the Partners concerning the future development by the partners of the approximately 78 acres contiguous to the 140 Festival Bay acres, the parties were to agree upon conceptual construction plans, an overall development plan and a development budget for the 78 acres on or before June 30, 2003. In the absence of such an agreement between the parties, the August 2001 letter agreement automatically terminates. June 30, 2003 passed without such a mutual understanding.

           The Company pledged its contiguous (to Festival Bay) 78 acres as additional collateral to secure the Partnership's loan. In the event that the Partnership defaults on the loan, there can be no assurance that the lenders will not foreclose upon the 78 acres.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            SEPTEMBER, 2003 AND 2002
                            ------------------------
                                   (UNAUDITED)


NOTE  3.   INCOME TAXES:

           The Company anticipates it will generate a taxable loss for the year ending December 31, 2003, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2003. For the year ended December 31, 2002 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax asset has been recorded. Accordingly, no Federal or State income tax provisions or benefits have been recorded for the three-month and nine-month periods ended September 30, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)        Forward Looking Information

           This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based upon management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of capital expenditures, earnings, income taxes payable, financing and capital infusions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to the following: general risks affecting the real estate industry, including the need to enter into new leases or renew leases on unfavorable terms to generate rental revenues, competition for tenants from other owners of retail properties, competition from other retailers, successful operations by and the financial condition of tenants, particularly major tenants, adverse changes in Orlando, Florida and national economic and market conditions, pending defaults under the Partnership's credit agreement, and access to and adequacy of financing to complete the Company' Festival Bay project in Orlando, Florida. Any further terrorist attacks or armed conflicts may directly impact the Company's properties or such attacks or conflicts may cause consumer spending to decrease or result in increased volatility in the United States financial markets. Any of these occurrences could have a material adverse impact on the Company.

(2)        Material Changes in Financial Condition

           The Company anticipates that the Partnership's real estate project will continue to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels. The Partnership's failure to meet the required October 2003 loan default provisions is noted above. In the absence of an agreement among the lenders and the Partnership during the sixty day forebearance period which ends December 1, 2003 the lenders would have the ability to accelerate the Partnership's loan repayment, which would have a material adverse effect on the Partnership and on the Company, and would raise substantial doubt about the Partnership's and the Company's ability to continue as a going concern.

           At September 30, 2003 there were no commitments for capital expenditures.

(3)        Material Changes in Results of Operations

           Since the Company's investment in and advances to the Partnership was written down to zero by the third quarter of 2002, there is no recognition by the Company of any share of the Partnership's 2003 losses. The Company's share of such losses in the first nine months of 2002 totaled $800,000.

           General and administrative expenses for the third quarter and the first nine months of 2003 were relatively unchanged when compared to the similar periods in 2002.

           Interest income for the nine months ended September 30, 2003 was $12,000 versus $27,000 for the comparable period in 2002. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.


ITEM 4.    CONTROLS AND PROCEDURES

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

           31.1       Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes - Oxley Act of 2002

           31.2       Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes - Oxley Act of 2002

           32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

           32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.



           (b)        Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K on August 18, 2003, which reported an event under Item 12 relating to the issuance of its earnings press release.



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


                                             THACKERAY CORPORATION

                                              By: /s/ Jules Ross
                                                  -----------------------------
                                                  Jules Ross
                                                  Vice President, Finance,
                                                  (Principal Financial Officer)

Date: November 7, 2003

                                  EXHIBIT INDEX
                                  -------------
                                       TO
                                       --
                              THACKERAY CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                       FOR PERIOD ENDED SEPTEMBER 30, 2003
                       -----------------------------------


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