Form 10-K
period 2003-12-31
THACKERAY CORP
filed 2004-03-29
CIK 354639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES [ ]   NO [X].

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2003 computed by reference to the last average bid and asked price of the registrant's Common Stock on the OTC Bulletin Board on such date $3,609,721.

Number of shares of the registrant's Common Stock outstanding as of March 29, 2004: 5,107,401


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003 (the "Annual Report") are incorporated by reference into Parts I and II of this report.

2. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on May 25, 2004 are incorporated by reference into
    Part III of this report.




                            [COVER PAGE 2 OF 2 PAGES]

                                     PART I

FORWARD LOOKING INFORMATION
---------------------------

           This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based upon management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of capital expenditures, earnings, income taxes payable, financing and capital infusions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to the following: obtaining additional financing to fund future operating requirements, general risks affecting the real estate industry, including the need to enter into new leases or renew leases on unfavorable terms to generate rental revenues, competition for tenants from other owners of retail properties, competition from other retailers, successful operations by and the financial condition of tenants, particularly major tenants, adverse changes in Orlando, Florida and national economic and market conditions, ability to achieve financial requirements necessary for extension of the Partnership's credit agreement beyond January 2, 2005 and access to and adequacy of financing to complete the Company's Festival Bay project in Orlando, Florida. Any further terrorist attacks or armed conflicts may directly impact the Company's properties or such attacks or conflicts may cause consumer spending to decrease or result in increased volatility in the United States financial markets. Any of these occurrences could have a material adverse impact on the Company.

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

           Development efforts largely were completed mid - 2003 and leasing efforts for the project are on-going. A 20 screen Cinemark theatre opened in December 1999, a Bass Pro 163,000 sq.ft. anchor store opened in June 2000, and a 50,000 sq.ft. Van's Skate Park opened in January 2002. Leases for approximately 60% of the mall have been executed as of December 31, 2003. Both Cinemark and Bass Pro experienced increases in volume in 2003 over 2002 while Van's activity remained relatively flat.

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

           The Partnership experienced a slow down in rental activity by mid-year 2001, which worsened in the wake of the September 11 terrorist attacks. Orlando tourism was adversely effected and theme park attendance and hotel occupancy rates dropped substantially and have yet to return to pre 9/11 levels. Visitors to the Orlando area (per Global Insight, Inc.) increased by approximately 2.5% in 2003 as compared with 2002 while theme park attendance was flat for the period (per Amusement Business Trade Association). However, according to the Florida Retail Federation, its Florida Retail Index halted its descent in mid year 2003 and turned around with positive results for three consecutive quarters through the first quarter of 2004. The Orlando region is the second highest regional component of the Index. Proof of the retail growth is the 12.9% increase in sales tax collections for January 2004 as compared with January 2003.

           Pursuant to an August 2001 letter agreement by the partners concerning the future development by the partners of the approximately 78 acres owned by Thackeray which are contiguous to the 140 Festival Bay acres, the partners were to agree upon conceptual construction plans, an overall development plan and a development budget for the 78 acres on or before June 30, 2003. In the absence of such an agreement between the parties, the August 2001 letter agreement automatically terminated. June 30, 2003 passed without such a mutual understanding, thereby voiding the agreement and any rights Thackeray's partners may have had to the contiguous 78 acres.

           The Partnership was in default of provisions of its credit agreement as amended which required certain annualized operating income and small store lease levels be achieved by October 2003. The lenders under the credit agreement and the mezzanine lender waived such defaults and an amendment to such provisions was agreed to in January 2004. The amendment extends the maturity date of the credit agreement and that of the mezzanine loan from October 1, 2004 to January 2, 2005, but provides for an additional extension of one year to January 2, 2006 if, by November 30, 2004, the Partnership is receiving monthly base rent from signed leases of $800,000 and has achieved an 80% occupancy rate from tenants open for business. The Partnership is unlikely to satisfy both of the November 30, 2004 requirements.


Indebtedness
------------

           The Company has no outstanding borrowings.

General
-------
           As of December 31, 2003, the Company had two employees.

Item 2.  Properties
         ----------

           For additional information with respect to the Company's investments in real estate and to its lease obligations, see Notes 1, 2 and 5 to the Consolidated Financial Statements included in the Annual Report, which Notes are incorporated herein by reference.

           Thackeray's executive offices are located at 350 Fifth Avenue, New York, New York 10118. Future minimum rent payments are $24,000 for the year 2004, and $2,000 for the year 2005.

Item 3.  Legal Proceedings
         -----------------

           There are no legal proceedings currently pending against the Company or its subsidiary.

Item 4.  Submission of Matters to a Vote of Stockholders
         -----------------------------------------------

           During the quarter ended December 31, 2003, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
         -------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------

           Reference is made to the information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which section is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

           Not Applicable.

Item 8.  Financial Statements and Supplementary Data
         ------------------------------------------

           Reference is made to the information set forth in the following sections of the Annual Report, which sections are incorporated herein by reference:

           1.         Report of Independent Public Accountants - Lazar Levine &
                      Felix LLP.

           2.         Report of Independent Public Accountants - Arthur Andersen
                      LLP.

           3.         Consolidated Balance Sheets -- December 31, 2003 and 2002.

           4. Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

           5. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

           6. Notes to Consolidated Financial Statements -- December 31, 2003, 2002 and 2001.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
           --------------------

           Not applicable.

Item 9A.   Controls and Procedures.
           -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

           Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held on May 25, 2004 (the "Proxy Statement"), which section (other than the Audit Committee Report) is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

           The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and other senior officers.

Item 11.  Executive Compensation
          ----------------------

           Reference is made to the information to be set forth in the section entitled "Election of Directors" in the Proxy Statement, which section (other than the Audit Committee Report) is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
          ---------------------------

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

Item 14.  Principal Accounting Fees and Services.
          --------------------------------------

           Reference is made to the information to be set forth in the section entitled "Selection of Independent Public Accountants" in the Proxy Statement, which section is incorporated herein by reference.



                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

           (a)(1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules."

       (3)        -   Exhibits:

       3(a)(i)    -   Certificate of Incorporation of the Company. (1)

       3(a)(ii)   -   Certificate of Designation of $4.15 Cumulative Preferred
                      Stock. (2)

       3(a)(iii)  -   Amendment to Certificate of Incorporation of the Company.
                      (3)

       3(b)       -   By-Laws of the Company. (1)

       10(a)      -   Amended and Restated Agreement of Limited Partnership of
                      BT Orlando Limited Partnership, dated August 1, 2001, among BEF, Inc., Brennand-Paige Industries, Inc., BT
                      Partnership and EST Orlando, Ltd. (4)

       10(b)      -   Number 2 Partnership Letter Agreement, dated August 1,
                      2001, between the Company and Belz Investco G.P. (5)

       10(c)      -   Ratification of Agreement dated August 1, 2001. (5)

       11         -   Statement re Computation of Per Share Data.*

       13         -   The Company's 2003 Annual Report to Stockholders.*

       14         -   The Company's Code of Ethics for the Chief Executive
                      Officer, Chief Financial Officer and other Senior
                      Officers.*

       21         -   Subsidiaries of the Company.*

       31.1       -   Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.*

       31.2       -   Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.*

       32.1       -   Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.*

       32.2       -   Certification of Chief Financial Officer pursuant to
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


           (b) - During the quarter ended December 31, 2003, the Company filed one report on Form 8-K on November 12, 2003.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2004
                                       THACKERAY CORPORATION
                                       (Registrant)

                                       By: /s/ Martin J. Rabinowitz
                                           ------------------------------------
                                           Name: Martin J. Rabinowitz
                                           Title: President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                            Title                             Date
       ---------                            -----                             ----
/s Martin J. Rabinowitz       Chairman of the Board,                     March 29, 2004
-------------------------     President and Director
Martin J. Rabinowitz          (Principal Executive Officer)


/s/ Jules Ross                Vice President, Finance, Treasurer,        March 29, 2004
-------------------------     Secretary and Director (Principal
Jules Ross                    Financial and Accounting Officer)



/s/ Ronald D. Rothberg        Director                                   March 29, 2004
-------------------------
Ronald D. Rothberg


Form 10-K -- Items 15(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Thackeray Corporation, included in the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated by reference in Item 8 of this report.

           1.         Report of Independent Public Accountants - Lazar Levine &
                      Felix LLP.

           2.         Report of Independent Public Accountants - Arthur Andersen
                      LLP.

           3.         Consolidated Balance Sheets -- December 31, 2003 and 2002.

           4. Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

           5. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

           6. Notes to Consolidated Financial Statements - December 31, 2003, 2002 and 2001.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Thackeray Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Thackeray Corporation's 2003 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 12, 2004. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the List of Financial Statements and Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                        Lazar Levine & Felix LLP

New York, New York
March 12, 2004

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


                             Arthur Andersen LLP

New York, New York
April 9, 2002

Thackeray Corporation and Subsidiary
Real Estate and Accumulated Depreciation
For the years ended December 31, 2003, 2002 and 2001

                                  Schedule III

                                                                       Gross                                           Life on which
                                                                       amount                                          depreciation
                                                          Cost        at which                                           in latest
                                                       capitalized    carried                                              income
                                       Initial cost   subsequent to   at close   Accumulated      Date of        Date   statement is
Description            Encumbrances   to the Company   acquisition   of period   depreciation   construction   acquired   computed
-----------            ------------   --------------   -----------   ---------   ------------   ------------   --------   --------
78 Acres of
unimproved land,
Orlando, Florida           (A)          $1,860,000         $ 0       $1,860,000      $ 0             N/A         1981        N/A
                                        ==========         ===       ==========      ===


                                        2003                           2002                           2001
                                        ----                           ----                           ----
Balance at Beginning
of period                           $1,860,000                     $1,860,000                     $1,860,000

Cost of real estate
deeded to real estate
partnership                                  -                              0                              0

Cost of real estate
sold                                         -                              0                              0
                                                                            -                              -


Balance at End of
period                              $1,860,000                     $1,860,000                     $1,860,000
                                    ==========                     ==========                     ==========

Federal tax basis is
the same as book basis.                    (A)



(A) The property is pledged as collateral for the $12.8 million portion of the credit agreement of BT Orlando Limited Partnership.

                                  EXHIBIT INDEX

                                       TO

                              THACKERAY CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003


Exhibit No.     Description of Document
-----------     -----------------------

3(a)(i)   --    Certificate of Incorporation of the Company. (1)

3(a)(ii)  --    Certificate of Designation of $4.15 Cumulative Preferred
                Stock.(2)

3(a)(iii) --    Amendment to Certificate of Incorporation of the Company. (3)

3(b)      --    By-laws of the Company. (1)

10(a)     --    Amended and Restated Agreement of Limited Partnership of BT
                Orlando Limited Partnership, dated August 1, 2001, among BEF,
                Inc., Brennand-Paige Industries, Inc., BT Partnership and EST
                Orlando, Ltd. (4)

10(b)     --    Number 2 Partnership Letter Agreement, dated August 1, 2001, between the Company and Belz Investco G.P. (5)

10(c)     --    Ratification of Agreement dated August 1, 2001. (5)

11        --    Statement re Computation of Per Share Data.*

13        --    The Company's 2003 Annual Report to Stockholders.*

14        --    The Company's Code of Ethics for the Chief Executive Officer,
                Chief Financial Officer and other Senior Officers.*

21        --    Subsidiaries of the Company.*

31.1      --    Certification of Chief Executive Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.*

31.2      --    Certification of Chief Financial Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.*

32.1      --    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2      --    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------------
*        Filed herewith

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