Form 10-Q
period 2004-03-31
THACKERAY CORP
filed 2004-05-14
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2004
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

 Commission File Number 1-8254
                        -------

                              THACKERAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  04-2446697
   -------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


               350 Fifth Avenue.
                   Suite 2723
               New York, New York                            10118
    ---------------------------------------                ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.
Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 13, 2004.

                      THACKERAY CORPORATION AND SUBSIDIARY

                                    - INDEX -



                                                                                                        PAGE(S)
                                                                                                        -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Consolidated Financial Statements
             Condensed Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003                   2

             Condensed Statements of Operations - Three Months Ended March 31, 2004
              and 2003 (unaudited)                                                                         3

             Condensed Statements of Cash Flows - Three Months Ended March 31, 2004
              and 2003 (unaudited)                                                                         4

             Notes to Interim Condensed Financial Statements                                             5 - 6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                 7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                        8

Item 4 - Controls and Procedures                                                                           8

PART II.  OTHER INFORMATION

SIGNATURES                                                                                                10

EXHIBITS


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                                    MARCH 31, 2004               DECEMBER 31, 2003
                                                                                    --------------               -----------------
                                                                                      (UNAUDITED)

ASSETS:
      Cash and cash equivalents                                                    $        1,011,000            $       1,298,000
      Investment in land                                                                    1,951,000                    1,951,000
      Investment in real estate partnership                                                        -                            -
      Other assets                                                                            179,000                       61,000
                                                                                   -------------------           -------------------

TOTAL ASSETS                                                                       $        3,141,000            $       3,310,000
                                                                                   ==================            ==================




LIABILITIES AND STOCKHOLDERS' EQUITY:
      Accounts payable and accrued expenses                                        $            8,000            $          24,000
      Other liabilities                                                                        60,000                       60,000
                                                                                   -------------------           -------------------

TOTAL LIABILITIES                                                                              68,000                       84,000
                                                                                   -------------------           -------------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; 20,000,000 shares authorized;
       5,107,401 shares issued and outstanding                                                511,000                      511,000
      Capital in excess of par value                                                       43,542,000                   43,542,000
      Accumulated deficit                                                                 (40,980,000)                 (40,827,000)
                                                                                   -------------------           -------------------

TOTAL STOCKHOLDERS' EQUITY                                                                  3,073,000                    3,226,000
                                                                                   -------------------           -------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $        3,141,000            $       3,310,000
                                                                                   ===================           ===================



                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                               For the Three Months
                                                                                     -------------------------------------
                                                                                                 Ended March 31,

                                                                                            2004                 2003
                                                                                     -----------------    ----------------

REVENUES FROM REAL ESTATE                                                            $             -      $             -

EXPENSES OF REAL ESTATE:
      Equity in net loss from real estate partnership                                              -                    -
                                                                                     -----------------    ----------------

LOSS FROM REAL ESTATE                                                                               -                   -

OTHER (EXPENSES) INCOME:
      General and administrative expense                                                     (155,000)            (139,000)
      Interest income                                                                           2,000                5,000
                                                                                     -----------------    -----------------

LOSS BEFORE INCOME TAXES                                                                     (153,000)            (134,000)

      Income tax benefit                                                                           -                    -
                                                                                     -----------------    -----------------

NET LOSS                                                                             $       (153,000)    $       (134,000)
                                                                                     =================    =================

LOSS PER SHARE                                                                       $          (.03)     $          (.03)
                                                                                     =================    =================

NUMBER OF SHARES                                                                            5,107,401            5,107,401
                                                                                     =================    =================


                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
               --------------------------------------------------
                                   (UNAUDITED)

                                                                                       2004                   2003
                                                                               ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $        (153,000)     $       (134,000)


   Changes in operating assets and liabilities:
        (Decrease) in accounts payable and accrued liabilities                           (16,000)              (13,000)
        (Increase) decrease in other assets, net                                        (118,000)               36,000
                                                                               ------------------     -----------------
           NET CASH USED IN OPERATING ACTIVITIES                                        (287,000)             (111,000)
                                                                               ------------------     ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (287,000)             (111,000)

      Cash and cash equivalents - beginning of period                                  1,298,000             1,983,000
                                                                               -----------------      -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $       1,011,000      $      1,872,000
                                                                               =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                              $              -       $             -
                                                                               -----------------      ----------------
         Taxes                                                                 $              -       $             -
                                                                               -----------------      ----------------

                             See accompanying notes

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             MARCH 31, 2004 AND 2003
                             -----------------------
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

          Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 3l, 2003.

          The net loss applicable to common stock for the three months ended March 31, 2004 and 2003 was divided by the number of shares outstanding during the period to determine per share data.


NOTE  2.   REAL ESTATE PARTNERSHIP:

          In October 2001, the Company's real estate partnership ("Partnership") with Belz Enterprises received equity and debt funding in excess of $120 million for the Partnership's planned 925,000 sq. ft. Festival Bay, Orlando, Florida retail/entertainment center. Thackeray contributed $1,750,000 to the equity portion of the funding.

          The Partnership has incurred net losses and negative operating cash flows since inception of operation in 1999, as the project was being developed and has experienced limited operating activity. Because of its share of the cumulative losses of the Partnership, Thackeray's balance of its investment in and advances to the Partnership was reduced to zero as of March 31, 2002.

          The following are the condensed statements of operations of the Partnership (000's omitted) for the first quarter of 2004 and 2003:

                                                                  For the Three Months Ended
                                                                            March 31,
                                                                      2004                 2003
                                                              ----------------     ----------------
           Rental revenue                                     $         1,267      $           497
           Operating expenses                                          (1,704)                (510)
           Interest expense                                            (2,227)                (391)
           Depreciation and amortization expense                       (1,057)                (617)
                                                              ----------------     ----------------
           Net loss                                           $        (3,721)     $        (1,021)
                                                              ================     ================


               The first quarter 2004 vs. 2003 revenue increase is attributable to additional stores in operation in the 2004 period.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             MARCH 31, 2004 AND 2003
                             -----------------------
                                   (UNAUDITED)


NOTE  2.  REAL ESTATE PARTNERSHIP (CONTINUED):

          The increase in interest expense is principally attributable to reduced interest capitalization in 2004 versus the same period in 2003, as there was a $75 million increase in assets no longer under construction; i.e., in a completed state.

          Operating expenses increased in the first quarter of 2004 compared with first the quarter 2003 due to the increased level of operation in the 2004 period.

          The Partnership was in default of provisions of its credit agreement as amended which required certain annualized operating income and small store lease levels be achieved by October 2003. The lenders under the credit agreement and the mezzanine lender waived such defaults and an amendment to such provisions was agreed to in January 2004. The amendment extends the maturity date of the credit agreement and that of the mezzanine loan from October 1, 2004 to January 2, 2005, but provides for an additional extension of 1 year to January 2, 2006 if, by November 30, 2004, the partnership is receiving monthly base rent from signed leases of $800,000 and has achieved an 80% occupancy rate from tenants open for business. The Partnership is unlikely to satisfy both of the November 30, 2004 requirements.

          Leasing efforts for the project are ongoing; however, the project continues to experience sluggish leasing activity.

          The realization of the Company's real estate assets related to the partnership is dependent upon the partnership's meeting the required loan provisions discussed above, the availability of additional funding from the partners to fund any remaining construction cost overruns and any operating deficits and the successful future development, leasing and operation of the real estate project.

NOTE  3.  INCOME TAXES:

          The Company anticipates it will generate a taxable loss for the year ending December 31, 2004, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2004. For the year ended December 31, 2003 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax assets have been recorded. Accordingly, in the aggregate, taking into consideration both results of operations and other comprehensive income, no Federal or State income tax provisions or benefits have been recorded for the three-month periods ended March 31, 2004 and 2003.

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

          (2)  Material Changes in Financial Condition
               ---------------------------------------

          The Company believes that its current cash balance will be sufficient to fund its requirements for the balance of 2004. Unless the Company is able to obtain a cash infusion through the sale of assets or third party debt or equity financing, however, most, if not all, of the Company's cash balance will be depleted during 2005.

          The Company anticipates that the Partnership's real estate project will continue to experience sluggish leasing activity pending an economic recovery and an increase in Orlando tourism levels.

          At March 31, 2004 there were no commitments for capital expenditures.

          (3)  Material Changes in Results of Operations
               -----------------------------------------

          Since the Company's investment in the Partnership was written down to zero in 2002, there is no recognition by the Company of any share of the Partnership's first quarter 2004 losses.

          General and administrative expenses for the first quarter 2004 were $16,000 higher when compared to the similar period in 2003, due to increases in insurance expense.

          Interest income for the three months ended March 31, 2004 was $2,000 versus $5,000 for the comparable period in 2003. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM  4.   CONTROLS AND PROCEDURES

          (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

          (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K:

           (a)       Exhibits

                     10(a) Amended and Restated Mortgage, Assignment of Rents and Security Agreement (Thackeray Land), dated as of October 1, 2001, between the Company and Bank of America, N.A

                     10(b) Mortgage, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases, dated as of October 1, 2001, by the Company and Carpartners Realty Holding Company IV LLC

                     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed or furnished during the quarter for which this report is filed:

     Current Report on Form 8-K on January 14, 2004 (Item 5), disclosing the execution of an amendment to the Partnership's loan agreement.

     Current Report on Form 8-K on March 31, 2004 (Item 12), concerning the Company's press release announcing its results for the quarter and year ended December 31, 2003.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THACKERAY CORPORATION


                                       By:     /s/ Jules Ross
                                            ------------------------------------
                                            Jules Ross
                                            Vice President, Finance,
                                            (Principal Financial Officer)





Date:  May 14, 2004

                                  EXHIBIT INDEX
                                  -------------
                                       TO
                                       --
                              THACKERAY CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                         FOR PERIOD ENDED MARCH 31, 2004
                         -------------------------------



Exhibit No.                    Description of Document
-----------                    -----------------------

   10(a) Amended and Restated Mortgage, Assignment of Rents and Security Agreement (Thackeray Land), dated as of October 1, 2001, between the Company and Bank of America, N.A

   10(b) Mortgage, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases, dated as of October 1, 2001, by the Company and Carpartners Realty Holding Company IV LLC

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002