Form 10-Q
period 2004-06-30
THACKERAY CORP
filed 2004-08-10
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2004
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes []  No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of August 9, 2004.

                      THACKERAY CORPORATION AND SUBSIDIARY


                                    - INDEX -



                                                                                                    PAGE(S)
                                                                                                    -------
PART I:  FINANCIAL INFORMATION:

Item 1 -  Consolidated Financial Statements

          Condensed Balance Sheets - June 30, 2004 (unaudited) and December 31,
          2003                                                                                          3

          Condensed Statements of Operations - Three and Six Months Ended June 30,
          2004 and 2003 (unaudited)                                                                     4

          Condensed Statements of Cash Flows - Six Months Ended June 30, 2004
          and 2003 (unaudited)                                                                          5

          Notes to Interim Condensed Financial Statements                                               6 -7


Item 2 -  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                 8

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk                                    9

Item 4 -  Controls and Procedures                                                                       9

PART II.  OTHER INFORMATION                                                                             9-10

SIGNATURE                                                                                               11

EXHIBITS                                                                                                12-16


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                                                                 December 31,
                                                                                       JUNE 30, 2004                 2003
                                                                                       --------------            --------------
                                                                                        (UNAUDITED)
ASSETS:
     Cash and cash equivalents                                                         $     879,000             $   1,298,000
     Investment in land                                                                    1,951,000                 1,951,000
     Investment in real estate partnership                                                         -                         -
     Other assets                                                                            122,000                    61,000
                                                                                       --------------            --------------
TOTAL ASSETS                                                                           $   2,952,000             $   3,310,000
                                                                                       ==============            ==============




LIABILITIES AND STOCKHOLDERS' EQUITY:
     Accounts payable and accrued expenses                                             $       4,000             $      24,000
     Other liabilities                                                                        60,000                    60,000
                                                                                       --------------            --------------
TOTAL LIABILITIES                                                                             64,000                    84,000
                                                                                       --------------            --------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value; 20,000,000 shares authorized;
      5,107,401 shares issued and outstanding                                                511,000                   511,000
     Capital in excess of par value                                                       43,542,000                43,542,000
     Accumulated deficit                                                                 (41,165,000)              (40,827,000)
                                                                                       --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                                                 2,888,000                 3,226,000
                                                                                       --------------            --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   2,952,000             $   3,310,000
                                                                                       ==============            ==============


                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                For the Three Months                  For the Six Months
                                                                    Ended June 30,                       Ended June 30,
                                                            ------------------------------        -------------------------------
                                                                2004             2003                  2004              2003
                                                            -------------    -------------        -------------     -------------
REVENUES FROM REAL ESTATE                                   $          -     $          -          $          -     $          -

EXPENSES OF REAL ESTATE:
     Equity in net loss from real estate partnership                   -                -                    -                 -
                                                            -------------    -------------        -------------     -------------

LOSS FROM REAL ESTATE                                                  -                -                    -                 -

OTHER (EXPENSES) INCOME:
     General and administrative expense                         (187,000)        (191,000)            (342,000)         (330,000)
     Interest income                                               2,000            5,000                4,000            10,000
                                                            -------------    -------------        -------------     -------------

LOSS BEFORE INCOME TAXES                                        (185,000)        (186,000)            (338,000)         (320,000)

     Income tax benefit                                                -                -                     -                -
                                                            -------------    -------------        -------------     -------------

NET LOSS                                                    $   (185,000)    $   (186,000)        $   (338,000)     $   (320,000)
                                                            =============    =============        =============     =============

LOSS PER SHARE                                              $       (.04)            (.04)        $       (.07)     $       (.06)
                                                            =============    =============        =============     =============

NUMBER OF SHARES                                               5,107,401        5,107,401            5,107,401         5,107,401
                                                            =============    =============        =============     =============


                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                               2004                  2003
                                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $   (338,000)       $   (320,000)

   Changes in operating assets and liabilities:
       (Decrease) in accounts payable and accrued liabilities                   (20,000)           (147,000)
       (Increase) decrease in other assets, net                                 (61,000)              8,000
                                                                           -------------       -------------
         NET CASH USED IN OPERATING ACTIVITIES                                 (419,000)           (459,000)
                                                                           -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (419,000)           (459,000)

     Cash and cash equivalents - beginning of period                          1,298,000           1,983,000
                                                                           -------------       -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $    879,000        $  1,524,000
                                                                           =============       =============


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                                           $          -        $          -
                                                                           -------------       -------------
        Taxes                                                              $          -        $          -
                                                                           -------------       -------------


                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             JUNE 30, 2004 AND 2003
                             ----------------------
                                   (UNAUDITED)


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

          The net loss applicable to common stock for the three and six months ended June 30, 2004 and 2003 was divided by the number of shares outstanding during the period to determine per share data.


NOTE  2.  REAL ESTATE PARTNERSHIP:

          In October 2001, the Company's real estate partnership ("Partnership") with Belz Enterprises received equity and debt funding in excess of $120 million for the Partnership's planned 925,000 sq. ft. Festival Bay, Orlando, Florida retail/entertainment center. Thackeray contributed $1,750,000 to the equity portion of the funding.

          The Partnership has incurred net losses and negative operating cash flows since inception of operations in 1999, as the project was being developed and has experienced limited operating activity. Because of its share of the cumulative losses of the Partnership, Thackeray's balance of its investment in and advances to the Partnership was reduced to zero as of March 31, 2002.

          The following are the condensed statements of operations of the Partnership (000's omitted) for the first six months of 2004 and 2003:

                                                               For the Six Months Ended
                                                                       June 30,
                                                             ------------------------------
                                                                   2004             2003
                                                             --------------   --------------
          Rental revenue                                     $       2,535    $       1,384
          Operating expenses                                        (4,020)          (1,866)
          Interest expense                                          (4,532)          (1,972)
          Depreciation and amortization expense                     (2,303)          (1,888)
                                                             --------------   --------------
          Net loss                                           $      (8,320)   $      (4,342)
                                                             ==============   ==============

          The first six months 2004 vs. 2003 revenue increase is attributable to additional stores in operation in the 2004 period.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             JUNE 30, 2004 AND 2003
                             ----------------------
                                   (UNAUDITED)


NOTE  2.  REAL ESTATE PARTNERSHIP (CONTINUED):

          The increase in interest expense results primarily from higher debt levels in the first half of 2004 compared with 2003.

          Operating expenses increased in the first half of 2004 compared with the first half 2003 due to the increased level of operation in the 2004 period.

          The Partnership was in default of provisions of its credit agreement as amended which required certain annualized operating income and small store lease levels be achieved by October 2003. The lenders under the credit agreement and the mezzanine lender waived such defaults and an amendment to such provisions was agreed to in January 2004. The amendment extends the maturity date of the credit agreement and that of the mezzanine loan from October 1, 2004 to January 2, 2005, but provides for an additional extension of 1 year to January 2, 2006 if, by November 30, 2004, the partnership is receiving monthly base rent from signed leases of $800,000 and has achieved an 80% occupancy rate from tenants open for business. The Partnership is unlikely to satisfy either of the November 30, 2004 requirements.

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

          The Company anticipates it will generate a taxable loss for the year ending December 31, 2004, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2004. For the year ended December 31, 2003 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax assets have been recorded. Accordingly, in the aggregate, taking into consideration both results of operations and other comprehensive income, no Federal or State income tax provisions or benefits have been recorded for the six month periods ended June 30, 2004 and 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (1)  Forward Looking Information
          ---------------------------

          This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based upon management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward looking statements which include, but are not limited to, projections of capital expenditures, earnings, income taxes payable, financing and capital infusions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These risks and uncertainties include, but are not limited to the following: obtaining additional financing to fund future operating requirements, the ability of the Company to consummate the sale of its assets, general risks affecting the real estate industry, including the need to enter into new leases or renew leases on unfavorable terms to generate rental revenues, competition for tenants from other owners of retail properties, competition from other retailers, successful operations by and the financial condition of tenants, particularly major tenants, adverse changes in Orlando, Florida and national economic and market conditions, ability to achieve financial requirements necessary for extension of the Partnership's credit agreement beyond January 2, 2005 and access to and adequacy of financing to complete the Company's Festival Bay project in Orlando, Florida. Any further terrorist attacks or armed conflicts may directly impact the Company's properties or such attacks or conflicts may cause consumer spending to decrease or result in increased volatility in the United States financial markets. Any of these occurrences could have a material adverse impact on the Company.

     (2)  Material Changes in Financial Condition
          ---------------------------------------

          The Company believes that its current cash balance will be sufficient to fund its requirements for the balance of 2004. Unless the Company is able to obtain a cash infusion through the sale of assets or third party debt or equity financing, however, most, if not all, of the Company's cash balance will be depleted in early 2005. The information in "Item 5. Other Information" is incorporated herein by reference.

          At June 30, 2004 there were no commitments for capital expenditures.

     (3)  Material Changes in Results of Operations
          -----------------------------------------

          Since the Company's investment in the Partnership was written down to zero in 2002, there is no recognition by the Company of any share of the Partnership's first half 2004 losses.

          General and administrative expenses for the first half 2004 were $12,000 higher when compared to the similar period in 2003, due to increased insurance expense.

          Interest income for the six months ended June 30, 2004 was $4,000 versus $10,000 for the comparable period in 2003. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM  4.  CONTROLS AND PROCEDURES

     (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

     (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The Annual Meeting of Stockholders of the Company was held on May 25,
          2004.

(b) Martin J. Rabinowitz, Jules Ross and Ronald D. Rothberg were elected directors of the Company at the meeting.

(c) The following table shows the results of the voting taken at the meeting:

          Nominee                       Votes for              Votes Withheld
          -------                       ---------              --------------

          Martin J. Rabinowitz          4,382,746                  311,197

          Jules Ross                    4,382,746                  311,197

          Ronald D. Rothberg            4,395,484                  298,459

          There were no abstentions or broker non-votes with respect to any of the directors.

          4,593,921 shares were voted in favor of the proposal to ratify the appointment of Lazar Levine & Felix LLP as the independent auditors of the Company for the year ending December 31, 2004, with 1,343 shares voted against, 98,679 shares abstained and there were no broker non-votes.


ITEM  5.  OTHER INFORMATION

          On July 23, 2004, the Company announced the execution of an agreement for the sale of its partnership interest in Festival Bay and approximately 78 acres of undeveloped land adjacent to Festival Bay for $6,250,000. The agreement contains, among other things, a 45-day due diligence period allowing the purchaser to terminate the agreement for any reason during such period as well as other customary closing conditions, including the receipt of a fairness opinion by the Company's board of directors, the approval of the agreement by the Company's shareholders and the approval of the transactions and releases by the parties to the Partnership Agreement. If the transactions contemplated by the agreement are consummated, the Company intends to liquidate its assets and dissolve. Shareholders owning more than 50% of the issued and outstanding shares of Thackeray have indicated their intention to vote in favor of this transaction. By reason of the purchaser's termination right and the other conditions to closing, there can be no assurance that the sale transaction will be consummated.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K:

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

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed or furnished during the quarter for which this report is filed:

          Current Report on Form 8-K on May 18, 2004 (Item 12), concerning the Company's press release announcing its results for the first quarter ended March 31, 2004.

          Current Report on Form 8-K on May 28, 2004 (Items 7 and 9) disclosing the Financial Statements and Independent Auditors' Report as of December 31, 2003 and 2002 and For the Three Years Ended December 31, 2003 for the Partnership.

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



                                              THACKERAY CORPORATION


                                              By:  /s/ Jules Ross
                                                  ------------------------------
                                                  Jules Ross
                                                  Vice President, Finance,
                                                  (Principal Financial Officer)





Date:  August 10, 2004

                                  EXHIBIT INDEX
                                  -------------
                                       TO
                                       --
                              THACKERAY CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                         FOR PERIOD ENDED JUNE 30, 2004
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