Form 10-Q
period 2004-09-30
THACKERAY CORP
filed 2004-11-01
CIK 354639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20459

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2004
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                 350 Fifth Avenue
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of November 1, 2004.

                      THACKERAY CORPORATION AND SUBSIDIARY


                                    - INDEX -

                                                                                          PAGE(S)
                                                                                          -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Consolidated Financial Statements

             Condensed Balance Sheets - September 30, 2004 (unaudited) and
              December 31, 2003                                                              3

             Condensed Statements of Operations - Three and Nine Months Ended
              September 30, 2004 and 2003 (unaudited)                                        4

             Condensed Statements of Cash Flows - Nine Months Ended September
              30, 2004 and 2003 (unaudited)                                                  5

             Notes to Interim Condensed Financial Statements                               6 -7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                      8

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                          9

Item 4 - Controls and Procedures                                                             9

PART II.  OTHER INFORMATION                                                                9-10

SIGNATURE                                                                                   11

EXHIBITS


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                          SEPTEMBER 30, 2004                December 31, 2003
                                                          ------------------                -----------------
                                                              (UNAUDITED)
ASSETS:
      Cash and cash equivalents                           $          703,000                $       1,298,000
      Investment in land                                           1,951,000                        1,951,000
      Investment in real estate partnership                               -                                -
      Other assets                                                    74,000                           61,000
                                                          ------------------                -----------------

TOTAL ASSETS                                              $        2,728,000                $       3,310,000
                                                          ==================                =================




LIABILITIES AND STOCKHOLDERS' EQUITY:
      Accounts payable and accrued expenses               $          127,000                $          24,000
      Other liabilities                                               60,000                           60,000
                                                          ------------------                -----------------

TOTAL LIABILITIES                                                    187,000                           84,000
                                                          ------------------                -----------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; 20,000,000 shares
        authorized; 5,107,401 shares issued and
        outstanding                                                  511,000                          511,000
      Capital in excess of par value                              43,542,000                       43,542,000
      Accumulated deficit                                        (41,512,000)                     (40,827,000)
                                                          ------------------                -----------------

TOTAL STOCKHOLDERS' EQUITY                                         2,541,000                        3,226,000
                                                          ------------------                -----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $        2,728,000                $       3,310,000
                                                          ==================                =================

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                For the Three Months                    For the Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                       -------------------------------------    -----------------------------------
                                                             2004                 2003                2004                2003
                                                       ----------------     ----------------    ----------------    ---------------
REVENUES FROM REAL ESTATE                              $             -      $             -     $             -     $            -

EXPENSES OF REAL ESTATE:
      Equity in net loss from real estate partnership                -                    -                   -                  -
                                                       ----------------     ----------------    ----------------    ---------------

LOSS FROM REAL ESTATE                                                -                    -                   -                  -
                                                       ----------------     ----------------    ----------------    ---------------

OTHER EXPENSES (INCOME):
      General and administrative expense                        349,000              166,000             691,000            496,000
      Interest income                                            (2,000)              (2,000)             (6,000)           (12,000)
                                                       ----------------     ----------------    ----------------    ---------------
                                                                347,000              164,000             685,000            484,000
                                                       ----------------     ----------------    ----------------    ---------------

LOSS BEFORE INCOME TAXES                                       (347,000)            (164,000)           (685,000)          (484,000)

      Income tax benefit                                             -                    -                   -                  -
                                                       ----------------     ----------------    ----------------    ---------------

NET LOSS                                               $       (347,000)    $       (164,000)   $       (685,000)   $      (484,000)
                                                       ================     ================    ================    ===============

LOSS PER SHARE                                         $           (.07)    $           (.03)   $           (.13)   $          (.09)
                                                       ================     ================    ================    ===============

NUMBER OF SHARES                                           5,107,401            5,107,401           5,107,401           5,107,401
                                                           =========            =========           =========           =========


                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              -----------------------------------------------------
                                   (UNAUDITED)

                                                                                  2004                   2003
                                                                            -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $        (685,000)     $        (484,000)


   Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable and accrued liabilities               103,000               (101,000)
        (Increase) in other assets, net                                               (13,000)                    -
                                                                            -----------------      -----------------
           NET CASH USED IN OPERATING ACTIVITIES                                     (595,000)              (585,000)
                                                                            -----------------      -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (595,000)              (585,000)

      Cash and cash equivalents - beginning of period                               1,298,000              1,983,000
                                                                            -----------------      -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $         703,000      $       1,398,000
                                                                            =================      =================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for:
         Interest                                                           $              -       $              -
                                                                            -----------------      -----------------
         Taxes                                                              $              -       $              -
                                                                            -----------------      -----------------


                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------
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

           The net loss applicable to common stock for the three and nine months ended September 30, 2004 and 2003 was divided by the number of shares outstanding during the period to determine per share data.


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

           The following are the condensed statements of operations of the Partnership (000's omitted) for the first nine months of 2004 and 2003:

                                                                For the Nine Months Ended
                                                                      September 30,
                                                         -------------------------------------
                                                               2004                 2003
                                                         ----------------     ----------------
           Rental revenue                                $         4,852      $         2,796
           Operating expenses                                     (6,081)              (3,789)
           Interest expense                                       (7,257)              (3,900)
           Depreciation and amortization expense                  (3,519)              (3,599)
                                                         ----------------     ----------------
           Net loss                                      $       (12,005)     $        (8,492)
                                                         ================     ================

           The first nine months 2004 vs. 2003 revenue increase is attributable to additional stores in operation in the 2004 period.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------
                                   (UNAUDITED)


NOTE  2.   REAL ESTATE PARTNERSHIP (CONTINUED):

           The increase in interest expense results primarily from higher debt levels in the first nine months of 2004 compared with 2003.

           Operating expenses increased in the first nine months of 2004 compared with the first half 2003 due to the increased level of operation in the 2004 period.

           The Partnership was in default of provisions of its credit agreement as amended which required certain annualized operating income and small store lease levels be achieved by October 2003. The lenders under the credit agreement and the mezzanine lender waived such defaults and an amendment to such provisions was agreed to in January 2004. The amendment extends the maturity date of the credit agreement and that of the mezzanine loan from October 1, 2004 to January 2, 2005, but provides for an additional extension of 1 year to January 2, 2006 if, by November 30, 2004, the Partnership is receiving monthly base rent from signed leases of $800,000 and has achieved an 80% occupancy rate from tenants open for business. It has become clear that the Partnership will be unable to satisfy either of the November 30, 2004 requirements.

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

           The Company anticipates it will generate a taxable loss for the year ending December 31, 2004, and therefore it expects that no Federal or State income taxes will be payable for the year ending December 31, 2004. For the year ended December 31, 2003 the Company reported a taxable loss. In addition, for both periods, given the uncertainty over whether the Company will realize benefits from such losses against future taxable income, no net deferred income tax assets have been recorded. Accordingly, in the aggregate, no Federal or State income tax provisions or benefits have been recorded for the nine month periods ended September 30, 2004 and 2003.

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

          At September 30, 2004 there were no commitments for capital expenditures.

     (3)  Material Changes in Results of Operations

          Since the Company's investment in the Partnership was written down to zero in 2002, there is no recognition by the Company of any share of the Partnership's first nine months of 2004 losses.

          General and administrative expenses for the first nine months of 2004 were $195,000 higher when compared to the similar period in 2003, principally due to increased professional fees relating to the Company's July 2004 agreement for the sale of its assets as well as to increased insurance expense.

          Interest income for the nine months ended September 30, 2004 was $6,000 versus $12,000 for the comparable period in 2003. The decrease results from the Company's maintaining lower cash investment balances as well as receiving lower interest rates on invested cash.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM  4.  CONTROLS AND PROCEDURES

     (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

     (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM  5.  OTHER INFORMATION

          On July 23, 2004, the Company announced the execution of an agreement for the sale of its partnership interest in Festival Bay and approximately 78 acres of undeveloped land adjacent to Festival Bay - captioned as "investment in land" on the Company's balance sheet - for a total cash price of $6,250,000, subject to the existing mortgages on such land. The agreement contains customary closing conditions, including the receipt of a fairness opinion by the Company's board of directors, which was received on October 13, 2004, the approval of the agreement by the Company's shareholders, the approval of the transactions and releases by the parties to the Partnership Agreement and the receipt of requisite lender approvals. If the transactions contemplated by the agreement are consummated, the Company intends to liquidate its assets and dissolve. Shareholders owning more than 50% of the issued and outstanding shares of Thackeray have indicated their intention to vote in favor of this transaction. By reason of the purchaser's termination right and the other conditions to closing, there can be no assurance that the sale transaction will be consummated.


ITEM  6.  EXHIBITS:

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



                                       THACKERAY CORPORATION

                                       By: /s/ Jules Ross
                                           -----------------------------------
                                           Jules Ross
                                           Vice President, Finance,
                                           (Principal Financial Officer)




Date: November 1, 2004

                                  EXHIBIT INDEX
                                  -------------
                                       TO
                                       --
                              THACKERAY CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                       FOR PERIOD ENDED SEPTEMBER 30, 2004
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