Form 10-K
period 2004-12-31
THACKERAY CORP
filed 2005-03-24
CIK 354639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______________ TO _________________.

                          COMMISSION FILE NUMBER 1-8254

                              THACKERAY CORPORATION
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                      04-2446697
          --------                                      ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

                   350 FIFTH AVENUE, NEW YORK, NEW YORK   10118
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 564-3393

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.10 PAR VALUE
                             _______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy materials or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). YES      NO  X
                                        ---      ---

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 25, 2005 computed by reference to the last average bid and asked price of the registrant's Common Stock on the OTC Bulletin Board on such date $495,725.

Number of shares of the registrant's Common Stock outstanding as of March 21, 2005: 5,107,401

 CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based upon management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and variations of such words and similar expressions are intended to identify such forward looking statements. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed or implied in such statements. These factors include, among others, the risk that we may incur additional liabilities in connection with our liquidation, that our expenses may be higher than estimated and that the settlement of our liabilities could be higher than expected, all of which would reduce the distributions to our stockholders. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future events or results. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

                                     PART I

Item 1.           BUSINESS

DESCRIPTION OF BUSINESS

         Thackeray Corporation ("Thackeray" or the "Company") was incorporated in the State of Delaware on July 14, 1981. Historically, Thackeray's business has been the management of real estate investments. As described below, the Company has sold substantially all of its assets, filed a Certificate of Dissolution and is in the process of completing its liquidation.

         In 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership (the "Partnership"). Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of property in Orlando, Florida to the Joint Venture (JV) Partnership. The JV has been in the process of developing, constructing and leasing an approximately 925,000 square foot retail and entertainment shopping center complex - Festival Bay - on the property, which is to consist of 655,000 sq.ft. of anchor and other perimeter tenants and 270,000 sq.ft of interior small stores. The Company and Belz also entered into a letter agreement in 1996 regarding the development of the remaining approximately 78 acres of the Company's Orlando, Florida property. Pursuant to this letter agreement, the parties agreed to form a new partnership to develop 22.5 acres of such property as commercial property and 55.5 acres thereof as multi-family residential property. Additionally, under the terms of this letter agreement, the Company and Belz, or one of its affiliates, would be 50% owners and general partners of such partnership, and the Company would be entitled to certain preferential distributions.

         In September 1999, the Company's real estate Partnership closed $40 million of construction financing and simultaneously the Company deeded 140 acres of its Orlando, Florida acreage to the Partnership and also pledged its remaining contiguous 78 acres as additional collateral to secure the construction loan.

         Development efforts largely were completed mid - 2003. A 20 screen Cinemark theatre opened in December 1999, a Bass Pro 163,000 sq.ft. anchor store opened in June 2000, and a 50,000 sq. ft. Van's Skate Park opened in January 2002. Leases for approximately 65% of the mall have been executed as of December 31, 2004.

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

         The Partnership experienced a slow down in rental activity by mid-year 2001, which worsened in the wake of the September 11 terrorist attacks. Orlando tourism was adversely effected and theme park attendance and hotel occupancy rates dropped substantially and did not return to pre 9/11 levels until 2004 (per Global Insight, Inc. and Amusement Business Trade Association). According to the Florida Retail Federation, its Florida Retail Index halted its descent in mid year 2003 and turned around with positive results for three consecutive quarters in 2003 and through all of 2004. The Orlando region is the second highest regional component of the Index.

         Pursuant to an August 2001 letter agreement by the partners concerning the future development by the partners of the approximately 78 acres owned by Thackeray, which are contiguous to the 140 Festival Bay acres, the partners were to agree upon conceptual construction plans, an overall development plan and a development budget for the 78 acres on or before June 30, 2003. In the absence of such an agreement between the parties, the August 2001 letter agreement automatically terminated. June 30, 2003 passed without such a mutual understanding, thereby voiding the agreement and any rights Thackeray's partners may have had to the contiguous 78 acres.

         The Partnership was in default of provisions of its credit agreement as amended, which required certain annualized operating income and small store lease levels be achieved by October 2003. The lenders under the credit agreement and the mezzanine lender waived such defaults and an amendment to such provisions was agreed to in January 2004. The amendment extended the maturity date of the credit agreement and that of the mezzanine loan from October 1, 2004 to January 2, 2005, but provided for an additional extension of one year to January 2, 2006 if, by November 30, 2004, the Partnership was receiving monthly base rent from signed leases of $800,000 and had achieved an 80% occupancy rate from tenants open for business. The Partnership was unable to satisfy both of the November 30, 2004 requirements.

         On July 23, 2004, the Company entered into an agreement for the sale of its 35% general partner interest in the Partnership and approximately 78 acres of undeveloped land in Orlando, Florida, constituting substantially all of its assets, to EST Orlando, Ltd., a limited partner of the Partnership, for $6,250,000.

         On December 10, 2004, the Company announced that, following its receipt of the requisite stockholder approval at a Special Meeting of its Stockholders, it had completed the sale of substantially all of its assets to EST Orlando. The Company's stockholders also approved a plan for the dissolution and complete liquidation of the Company. Thackeray will proceed to implement its plan of liquidation and dissolution, pursuant to which its remaining net cash, after payment of all liabilities and expenses, will be distributed to its stockholders.

         Additionally, on December 10, 2004, the Company and EST Orlando entered into an agreement relating to the potential resale of the Orlando property purchased on December 10, 2004 by EST Orlando from the Company.

         Pursuant to this agreement, the parties have agreed that if EST Orlando sells the Orlando property to a designated unrelated third party or any entity affiliated with that party pursuant to an agreement entered into by December 10, 2005, Thackeray would be entitled to receive additional consideration from EST Orlando for its sale of the Orlando property. The additional consideration would be equal to fifty percent (50%) of EST Orlando's profit (as defined) from the resale. The Company has been advised that EST Orlando has entered into an agreement relating to the resale of the Orlando property, which sale was consummated on March 16, 2005. Thackeray received $700,000, subject to certain post-closing adjustments, in additional consideration for the Orlando property as a result of such sale.

         On January 12, 2005, the Company made an initial liquidating distribution of $0.80 per share to holders of record of its common stock as of January 11, 2005. Thackeray's stock transfer books were closed as of the close of business on January 11, 2005, and no further stock transfers will be recognized. It is anticipated that a final liquidating distribution will be made in approximately six months following this initial distribution.

         Additionally, on January 12, 2005, the Company filed a Certificate of Dissolution with the Secretary of State of the State of Delaware.

INDEBTEDNESS

         The Company has no outstanding borrowings.

GENERAL

         As of December 31, 2004, the Company had two employees.

Item 2.           PROPERTIES

         For additional information with respect to the Company's previous investments in real estate and to its lease obligations, see Notes 1, 2, and 5 to the Consolidated Financial Statements included herein.

         Thackeray's executive offices are located at 350 Fifth Avenue, New York, New York 10118. Since February 2005, Thackeray has been renting these offices on a month-to-month basis at $1,000 per month.

Item 3.  LEGAL PROCEEDINGS

         There are no legal proceedings currently pending against the Company or its subsidiary.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         On December 10, 2004 the Company's stockholders, at a Special Meeting of Stockholders, approved the sale of substantially all of its assets to EST Orlando, Ltd. and the Plan of Complete Liquidation and Dissolution of Thackeray as well as the liquidation and dissolution of Thackeray contemplated thereby.

         The holders of 3,320,150 shares, being a majority of the outstanding shares, voted in favor of the sale to EST Orlando, the holders of 420,241 shares voted against the sale, the holders of 1,810 shares abstained, and there were 0 broker non-votes.

         The holders of 3,531,425 shares, being a majority of the outstanding shares, voted in favor of the dissolution and liquidation of the Company, the holders of 209,425 shares voted against the dissolution and liquidation of the Company, the holders of 1,680 shares abstained, and there were 0 broker non-votes.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Since October 16, 2002, the Company's common stock has been traded on the Over the Counter Bulletin Board under the Symbol "THKY". Prior thereto, the Company's common stock was traded on the American Stock Exchange under the Symbol "THK".

                                           Quarter Ended
                         March 31      June 30    September 30   December 31
2004         High         $1.38         $1.60        $1.60          $1.05
             Low          0.95          1.30         1.05           0.87

2003         High         1.55          1.65         1.47           1.18
             Low          1.25          1.20         1.11           0.81


         As of the close of business on January 11, 2005, the date on which Thackeray's stock transfer books were closed, there were approximately 1,300 holders of record of Thackeray's common stock.

         During the three years ended December 31, 2004, no dividends were paid on Thackeray's common stock. On January 12, 2005, Thackeray made an initial liquidating distribution of $0.80 per share to holders of record of its common stock as of January 11, 2005.

Item 6.  SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY

         The following tabulation presents selected financial data for Thackeray for each of the five years in the period ended December 31, 2004 (amounts stated in thousands except for per share data):

                                              2004        2003       2002        2001       2000
----------------------------------------- ----------- ----------- ----------- ---------- ----------
Real estate revenues                      $  ---      $   ---     $   ---     $   ---    $   ---
----------------------------------------- ----------- ----------- ----------- ---------- ----------
Net income (loss)                          3,156         (383)     (1,349)     (3,552)    (2,491)
----------------------------------------- ----------- ----------- ----------- ---------- ----------
Net income (loss) per share                  .62         (.07)       (.26)       (.70)      (.49)
----------------------------------------- ----------- ----------- ----------- ---------- ----------
Total assets                               6,504        3,310       3,978       5,183      8,907
----------------------------------------- ----------- ----------- ----------- ---------- ----------
Real estate assets                           ---        1,951       1,951       2,506      4,004
----------------------------------------- ----------- ----------- ----------- ---------- ----------
Stockholders' equity                       6,382        3,226       3,609       4,805      8,510
----------------------------------------- ----------- ----------- ----------- ---------- ----------


QUARTERLY FINANCIAL DATA (UNAUDITED)

         Financial date for interim periods were as follows (amounts stated in thousands except for per share data):

2004                                       MARCH 31      JUNE 30   SEPTEMBER 30    DECEMBER 31
----------------------------------------- ------------ ---------- --------------- -------------
Real estate revenues                      $  ---       $  ---     $   ---         $   ---
----------------------------------------- ------------ ---------- --------------- -------------
Income (loss) from real estate               ---          ---         ---             ---
----------------------------------------- ------------ ---------- --------------- -------------
Net income (loss)                           (153)        (185)       (347)          3,841
----------------------------------------- ------------ ---------- --------------- -------------
Net income (loss) per share                 (.03)        (.04)       (.07)            .76
----------------------------------------- ------------ ---------- --------------- -------------

2003
----------------------------------------- ------------ ---------- --------------- -------------
Real estate revenues                      $  ---       $  ---     $   ---         $   ---
----------------------------------------- ------------ ---------- --------------- -------------
Loss from real estate                        ---          ---         ---             ---
----------------------------------------- ------------ ---------- --------------- -------------
Net income (loss)                           (134)        (186)      (164)             101
----------------------------------------- ------------ ---------- --------------- -------------
Net income (loss) per share                 (.03)        (.04)      (.03)             .03
----------------------------------------- ------------ ---------- --------------- -------------

Reference should be made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         On July 23, 2004, the Company entered into an agreement for the sale of its 35% general partner interest in BT Orlando Limited Partnership (the "Partnership") and approximately 78 acres of undeveloped land in Orlando, Florida, constituting substantially all of its assets, to EST Orlando, Ltd., a limited partner of the Partnership, for $6,250,000.

         On December 10, 2004, the Company, following its receipt of the requisite stockholder approval at a Special Meeting of its Stockholders, completed the sale of substantially all of its assets to EST Orlando. The Company's stockholders also approved a plan for the dissolution and complete liquidation of the Company. Thackeray is proceeding to implement its plan of liquidation and dissolution, pursuant to which its remaining net cash, after payment of all liabilities and expenses, will be distributed to its stockholders. Reference is made to Item 1 - "Business" for further information concerning the sale of the Company's assets and its liquidation.

         At December 31, 2004, the Company had no commitments for capital expenditures. The Company believes that its current cash balance will be sufficient to fund all of its remaining expenses to complete its liquidation.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

         The following table reflects contractual obligations as of December 31, 2004:

Contractual Obligations                                    Total
-----------------------                                    -----

Long -Term Debt Obligations............................    -----
Capital Lease Obligations..............................    -----
Operating Lease Obligations (all due in 2005)..........   $2,000
Purchase Obligations...................................    -----
Other Long-Term Liabilities Reflected on the
   Balance Sheet under GAAP............................    -----

         Operating Lease Obligations relates to the Company's lease for office space for January 2005.

RESULTS OF OPERATIONS

2004 vs. 2003

         General and Administrative expenses for 2004 were $1,030,000 versus $398,000 in 2003. The increase resulted exclusively from higher professional fees, insurance, proxy, fairness opinion and other costs relating to the liquidation of the business.

         Net income in 2004 of $3,156,000 as compared with a $383,000 loss in 2003 is attributable exclusively to the combined gain in 2004 on the sale of the Company's real estate and its partnership interest of $4,170,000.

2003 vs. 2002

         The Company did not share in the net losses of the Partnership during 2003 as its investment in and advances to the Partnership were reduced to zero in 2002.

         General and administrative expenses for 2003 are stated net of a write-off of previously over accrued liabilities, principally taxes, of approximately $300,000. Remaining general and administrative expenses were largely unchanged from those of 2002 with the exception of insurance which increased approximately $50,000 in 2003 vs. 2002.

         Interest income was $15,000 in 2003 and $34,000 in 2002. The decrease results from the Company's maintaining lower available cash investment balances and receiving lower yield on invested funds.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "List of Financial Statements and Financial Statement Schedules" commencing on Page F-1 hereof.

Item 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A. CONTROLS AND PROCEDURES

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

         Not applicable.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The Board of Directors consists of three members, each of whom has been elected to hold office until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

         The following table sets forth certain information regarding the members of the Company's Board of Directors and Executive Officers. Except as otherwise indicated, each has held his present principal occupation for the past five years.


--------------------------------------------------------------------------------
Name, Age (at March 1, 2005) and                   Principal Occupation
Position Held With the Company
--------------------------------------------------------------------------------
Martin J. Rabinowitz (1), 73                 Chairman of the Board (since 1986)
                                             and President (since 1987);
                                             Principal, Taconic Investment
                                             Partners (since 1998); Managing
                                             member RFIA Holdings LLC, a private
                                             investment company (since 1998);
                                             Limited Partner of Odyssey, an
                                             investment partnership, New York,
                                             NY (since 1993; previously general
                                             partner); Director and Chairman of
                                             the Board, Eagle Food Centers Inc.
                                             (1992-1998)
--------------------------------------------------------------------------------
Jules Ross (1), 72                           Vice President, Finance, Treasurer
                                             (since 1990) and Secretary (since
                                             1991); previously Principal of
                                             Odyssey (1987-1997)
--------------------------------------------------------------------------------
Ronald D. Rothberg (2), 58                   President, The RDR Group Inc., a
                                             private investment company (since
                                             1988)
--------------------------------------------------------------------------------

--------------------
(1)  Member of the Company's Executive Committee and Nominating Committee.

(2)  Member of Company's Audit Committee.


         No family relationships exist between any director or executive officer of the Company. There are no executive officers of the Company other than those named above. Officers are generally elected annually at the first meeting of the directors of the Company following the Annual Meeting of Stockholders

         None of the present directors is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940, except as indicated above.

ADDITIONAL INFORMATION

         The Board of Directors held a total of six meetings during 2004.

         The Company has a standing Nominating Committee and Audit Committee, but has no standing Compensation Committee.

         The Audit Committee is responsible for overseeing the Company's financial reporting process on behalf of the Board. As part of its duties it selects the Company's independent auditors, which selection is then ratified by the Board. The Audit Committee analyzes the reports of such auditors, periodically reviews the adequacy of the Company's internal financial controls, periodically reviews the terms of material transactions between the Company and its affiliates and subsidiaries, and makes such recommendations to the Board with respect thereto as such committee may deem advisable. The Audit Committee has considered whether the independent auditors' provision of non-audit services to the Company is compatible with maintaining the auditors' independence. Ronald
D. Rothberg who is "independent" under the listing standards of the Nasdaq Stock Market, is the sole member of the Audit Committee. While Mr. Rothberg is financially literate and has finance experience, he is not deemed an "audit committee financial expert" within the meaning of Securities and Exchange Commission regulations. Given the limited resources of the Company, and the qualifications of the existing Committee member, the Board of Directors has determined not to devote resources to locating a suitable "audit committee financial expert" to serve on the Audit Committee. The Audit Committee met twice in 2004.

         The Nominating Committee makes recommendations regarding nomination of candidates for election as directors. The Committee's members are Martin J. Rabinowitz and Jules Ross. The members of the Nominating Committee are not independent as defined by applicable listing standards of the Nasdaq Stock Market. There was one meeting of the Nominating Committee in 2004. If sent by mail, addressed to the Secretary of the Company at the offices of the Company, 350 Fifth Avenue, Suite 2723, New York, NY 10118, the Committee will review stockholder recommendations for nominees for election as directors, provided that the recommendation is accompanied by a resume outlining the proposed nominee's business and professional qualifications and a statement of the facts which cause the stockholder to believe that the nomination of such person would serve the best interests of the Company. Board candidates are considered based upon various criteria, such as their business and professional skills and experiences, including particular experience in areas relevant to the Company's business activities, concern for the long-term interests of the stockholders, and personal integrity and judgment. In addition, directors must have time available to devote to Board activities. Accordingly, the Company seeks to attract and retain highly qualified directors who have sufficient time to attend to their duties and responsibilities to the Company, and the Nominating Committee will review all candidates in the same manner, regardless of the source of the recommendation. The Company, however, will not be holding an Annual Meeting in 2005, since it is in the process of liquidating and has filed a Certificate of Dissolution.

         The Company has adopted charters for its Audit Committee and Nominating Committee and a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and other senior officers.

         The Board of Directors provides a process for stockholders to send communications to the Board. Stockholders may send written communications directly to Martin Rabinowitz. Stockholders who wish to send communications to the independent director may send communications directly to Ronald Rothberg. Such communications should be addressed to them c/o Thackeray Corporation, 350 Fifth Avenue, New York, NY 10118.

         The Board encourages each member of the Board to attend each annual meeting of stockholders. Each of Messrs. Rabinowitz, Ross and Rothberg attended the 2004 Annual Meeting of Stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company believes that all reports required to be filed during 2004 by the Company's executive officers, directors and beneficial owners of 10% or more of the Company's common stock, pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, and the rules promulgated thereunder, were timely filed.

Item 11. EXECUTIVE COMPENSATION

         The Company qualifies as a "small business issuer" under the rules of the Securities and Exchange Commission and, accordingly, the information in this section is furnished in accordance with the rules applicable to such issuers.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation of the Chief Executive Officer for services in all capacities to the Company and its subsidiaries in 2004, 2003 and 2002. One executive officer had compensation during the fiscal years ended December 31, 2004, 2003, and 2002 in excess of $100,000.


------------------------------------------------------------------------------- ----------------------------------------------------
                                              Annual Compensation                Long Term Compensation
------------------------------------------------------------------------------- ----------------------------------------------------
                                                                                   Awards            Payouts
----------------------------- -------- ------------ ---------- ---------------- ------------- ----------- --------- ----------------
Name and Principal            Year       Salary      Bonus         Other         Restricted    Options     LTIP          All
Position(s)                                                        Annual         Stock        (# of       Payouts       Other
                                                               Compensation(1)    Awards       Shares)               Compensation(1)
----------------------------- -------- ------------ ---------- ---------------- ------------- ----------- --------- ----------------
Martin J. Rabinowitz           2004          0           0            0               0            0           0      $  2,000
Chairman, CEO and President    2003          0           0            0               0            0           0         2,000
                               2002          0           0            0               0            0           0         1,000
----------------------------- -------- ------------ ---------- ---------------- ------------- ----------- --------- ----------------
Jules Ross                     2004     $ 120,000        0            0               0            0           0            0
Vice President, Finance and    2003       120,000        0            0               0            0           0            0
Treasurer                      2002       120,000        0            0               0            0           0            0
----------------------------- -------- ------------ ---------- ---------------- ------------- ----------- --------- ----------------

---------------
(1) Mr. Rabinowitz did not receive any salary or other compensation from the Company, except in his capacity as a director.

         Directors of the Company who are not salaried officers of the Company are paid a fee of $2,000 for each meeting attended. Mr. Rabinowitz is paid a fee of $500 for each meeting attended. In addition, the members of the Company's Audit Committee receive a fee of $2,000 for each committee meeting attended.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

OWNERSHIP OF VOTING SECURITIES

         The following table contains certain information with respect to each person known to the Company to have been, at January 11, 2005, the day on which the Company's stock transfer books were closed (or as to Lance S. Gad, November 12, 2003), the beneficial owner of more than 5% of our shares of common stock. Except as otherwise indicated, all shares are owned directly.

 -------------------------------------------------------------------------------
 NAME AND ADDRESS                      AMOUNT AND NATURE
 OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP     PERCENT OF CLASS
 -------------------------------------------------------------------------------
 Odyssey Partners, L.P.                   1,328,250(1)               26.0%
 280 Park Avenue
 New York, NY 10017
 -------------------------------------------------------------------------------
 The Peter Jay Sharp Foundation           1,272,400                   24.9%
 c/o Peter Sharp & Co., Inc.
 545 Madison Avenue
 New York, NY 10022
 -------------------------------------------------------------------------------
 Lance S.  Gad                              360,700                   7.06%
 1250 Fence Row Drive
 Fairfield, CT 06824

--------------------
(1) Of this amount 1,309,500 shares are owned directly by Odyssey Partners, L.P. ("Odyssey") and 18,750 shares are owned directly by Ronald D. Rothberg, formerly a principal of Odyssey and currently a director of the Company. Jack Nash, Stephen Berger, Joshua Nash and Brian Wruble, by virtue of being general partners of Odyssey, share voting and dispositive power with respect to the common stock owned by Odyssey and, accordingly, may be deemed beneficial owners of the common stock owned by Odyssey. Each of the aforesaid persons expressly disclaims any such beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) which exceeds the proportionate interest in the common stock which he may be deemed to own as a general partner of Odyssey. The Company has been advised that no other person exercises (or may be deemed to exercise) any voting or investment control over the common stock owned by Odyssey.


SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of January 11, 2005, the number of our shares of common stock beneficially owned by each director of the Company, each of our current executive officers and each other individual who was one of our five most highly compensated executive officers during 2004 and by all directors and executive officers of the Company as a group. The address of each director and executive officer of the Company is c/o Thackeray Corporation, 350 Fifth Ave., Suite 2723, New York, NY 10118. Except as otherwise indicated, all shares are owned directly.

                                         AMOUNT AND NATURE OF
    NAME OR GROUP                       BENEFICIAL OWNERSHIP   PERCENT OF CLASS
    -------------                       --------------------   ----------------
Martin J. Rabinowitz(1)                         --                   --

Jules Ross                                      --                   --

Ronald D. Rothberg                           28,125(2)               (3)

All directors and officers as a group        28,125(4)               (3)
(3 persons)

----------------------
(1) Does not include 5,650 shares owned by Mr. Rabinowitz's wife as to which shares Mr. Rabinowitz disclaims beneficial ownership.

(2) All of such shares are owned directly by Mr. Rothberg, but Odyssey shares beneficial ownership with him as to 18,750 of such shares.

(3)  Less than 1%.

(4)  See footnotes above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

SELECTION OF INDEPENDENT ACCOUNTANTS

         The Audit Committee has appointed, which appointment has been ratified by the Board of Directors, the firm of Lazar Levine & Felix LLP, and such appointment was ratified by the stockholders at the 2004 Annual Meeting, to audit the accounts of the Company for the fiscal year ending December 31, 2004 and to perform such other services as may be required of them. The Company knows of no direct or indirect financial interests of Lazar Levine & Felix LLP in the Company. Should this firm of public accountants be unable to perform these services for any reason, the Audit Committee will appoint other independent public accountants to serve for the remainder of the year.

AUDIT AND OTHER FEES

         The following table summarizes fees billed to the Company by Lazar Levine & Felix LLP for 2004 and 2003:

       ---------------------------- --------------------- ----------------------
                                            2004                   2003
       ---------------------------- --------------------- ----------------------
       Audit Fees                          $45,000               $45,000
       ---------------------------- --------------------- ----------------------
       Audit-Related Fees                   10,395                     0
       ---------------------------- --------------------- ----------------------
       Tax Fees                              7,000                 4,000
       ---------------------------- --------------------- ----------------------
       All Other Fees                           0                      0
       ---------------------------- --------------------- ----------------------

         Audit fees include fees for professional services rendered in connection with the audit of the Company's annual financial statements as well as reviews of the Company's quarterly financial statements. Audit-related fees include fees for professional services provided in connection with the sale of the Company's assets. Tax fees include fees for the preparation of the Company's tax returns, which were approved by the Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1) and (2): All Financial Statements and Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report entitled "List of Financial Statements and Financial Statement Schedules".

         (a)(3):  Exhibits:

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------

         2 Plan of Complete Liquidation and Dissolution of Thackeray Corporation (1)

         3(a)(i)                        Certificate of Incorporation of the
                                        Company. (2)

         3(a)(ii) Certificate of Designation of $4.15 Cumulative Preferred Stock. (3)

         3(a)(iii)                      Amendment to Certificate of
                                        Incorporation of the Company. (4)

         3(b)                           By-Laws of the Company. (2)

         10(a) Amended and Restated Agreement of Limited Partnership of BT Orlando Limited Partnership, dated August 1, 2001, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd. (5)

         10(b) Number 2 Partnership Letter Agreement, dated August 1, 2001, between the Company and Belz Investco G.P. (6) 10(c) Ratification of Agreement dated August 1, 2001. (6)

         10(d) Amended and Restated Mortgage, Assignment of Rents and Security Agreement (Thackeray Land), dated as of October 1, 2001, between the Company and Bank of America, N.A. (7)

         10(e) Mortgage, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases, dated as of October 1, 2001, by the Company and Carpartners Realty Holding Company IV LLC. (7)

         10(f) Agreement for Purchase and Sale by and between Brennand-Paige Industries, Inc., Thackeray Corporation and EST Orlando, LTD. (8)

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------

         10(g)                          First Amendment to Agreement, dated as
                                        of September 1, 2004. (9)

         10(h)                          Second Amendment to Agreement, dated as
                                        of September 14, 2004. (9)

         10(i)                          Third Amendment to Agreement, dated as
                                        of October 4, 2004. (9)

         10(j) Agreement, dated as of December 10, 2004, between Thackeray and EST Orlando Ltd. (10)

         11                             Statement re Computation of Per Share
                                        Data.*

         14 The Company's Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other Senior Officers. (11)

         21                             Subsidiaries of the Company.*

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------
*   Filed herewith.

(1) Incorporated by reference to Exhibit 2 to the Company's Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission on November 9, 2004

(2) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

(3) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated July 23, 2004.

(9) Incorporated by reference to the Company's Current Report on Form 8-K dated October 4, 2004.

(10) Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2004.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 22, 2005
                                                 THACKERAY CORPORATION
                                                       (Registrant)

                                             By: /s/ Martin J. Rabinowitz
                                                 -------------------------------
                                                 Name:   Martin J. Rabinowitz
                                                 Title:  President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                         Title                                 Date
         ---------                         -----                                 ----

                                     Chairman of the Board,                   March 22, 2005
  /s/   Martin J. Rabinowitz         President and Director
        ---------------------        (Principal Executive Officer)
        Martin J. Rabinowitz



   /s/  Jules Ross                    Vice President, Finance, Treasurer,     March 22, 2005
        ---------------------         Secretary and Director (Principal
        Jules Ross                    Financial and Accounting Officer)


  /s/   Ronald D. Rothberg            Director                                March 22, 2005
        ---------------------
        Ronald D. Rothberg


Form 10-K - Items 8, 15(a)(1) and (2)

THACKERAY CORPORATION

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Thackeray Corporation are included in Item 8 of this report.

-----------------------------------------------------------------------------------------------------------
1.  Report of Independent Registered Public Accounting Firm - Lazar Levine & Felix LLP.                F-2
-----------------------------------------------------------------------------------------------------------
2.  Consolidated Balance Sheets - December 31, 2004 and 2003.                                          F-3
-----------------------------------------------------------------------------------------------------------
3.  Consolidated Statements of Operations and Comprehensive Income for the years
    ended December 31, 2004, 2003 and 2002.                                                            F-4
-----------------------------------------------------------------------------------------------------------
4.  Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.        F-5
-----------------------------------------------------------------------------------------------------------

5.  Notes to Consolidated Financial Statements - December 31, 2004, 2003 and 2002.                     F-6
-----------------------------------------------------------------------------------------------------------

The following financial statement schedule of Thackeray Corporation is filed herewith:

Schedule III - Real Estate and Accumulated Depreciation (Thackeray Corporation)                        F-14

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To The Stockholders and Board of Directors
Thackeray Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Thackeray Corporation (a Delaware corporation) and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, and cash flows for the years ended December 31, 2004, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thackeray Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 7 to the financial statements, the Company sold substantially all of its assets in December 2004 and a plan for dissolution and complete liquidation of the Company was approved by its shareholders. In January 2005, subsequent to the balance sheet date, the Company made an initial liquidating distribution to its shareholders and filed a Certificate of Dissolution in its State of Incorporation.



                            LAZAR LEVINE & FELIX LLP
New York, New York
March 7, 2005

                              THACKERAY CORPORATION
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 2004 AND 2003
                           --------------------------


                                   - ASSETS -

                                                                                  2004               2003
                                                                           ----------------  ----------------

     Cash and cash equivalents                                             $     6,486,000   $     1,298,000
     Investment in and advances to real estate partnership (Note 2)                     -                 -
     Investments in real estate (Note 2)                                                -          1,951,000
     Other assets                                                                   18,000            61,000
                                                                           ----------------  ----------------


TOTAL ASSETS                                                               $     6,504,000   $     3,310,000
                                                                           ================  ================



                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

     Accounts payable and accrued expenses                                 $       122,000   $        24,000
     Other liabilities                                                                  -             60,000
                                                                           ----------------  ----------------

         Total liabilities                                                         122,000            84,000
                                                                           ----------------  ----------------

COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY (NOTE 4):
Common stock, $.10 par value (20,000,000 shares authorized;
  5,107,401 shares issued and outstanding)                                         511,000           511,000
Capital in excess of par value                                                  43,542,000        43,542,000
Accumulated deficit                                                            (37,671,000)      (40,827,000)
                                                                           ----------------  ----------------

         Total stockholders' equity                                              6,382,000         3,226,000
                                                                           ----------------  ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     6,504,000   $     3,310,000
                                                                           ================  ================

                             See accompanying notes

                              THACKERAY CORPORATION
                              ---------------------
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
         --------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
              ----------------------------------------------------


                                                                                2004               2003               2002
                                                                          ----------------  ----------------    ---------------

REVENUES FROM REAL ESTATE                                                 $            -    $            -      $           -

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                                        -                 -             708,000
                                                                          ----------------  ----------------    ---------------

(LOSS) FROM REAL ESTATE                                                                -                 -            (708,000)
                                                                          ----------------  ----------------    ---------------


OPERATING EXPENSES:
     General and administrative expenses                                        1,030,000           398,000            675,000
     Interest income                                                              (16,000)          (15,000)           (34,000)
     Gain on sale of real estate                                               (3,920,000)               -                  -
     Gain on sale of partnership interest                                        (250,000)               -                  -
                                                                          ----------------  ----------------    ---------------
                                                                               (3,156,000)          383,000            641,000
                                                                          ----------------  ----------------    ---------------


INCOME (LOSS) BEFORE INCOME TAXES                                               3,156,000          (383,000)        (1,349,000)

     Income taxes                                                                      -                 -                  -
                                                                          ----------------  ----------------    ---------------

NET INCOME (LOSS)                                                         $     3,156,000   $      (383,000)    $   (1,349,000)
                                                                          ================  ================    ===============


NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share                                          $           .62   $          (.07)    $        (.26)
                                                                          ================  ================    ===============

     Number of shares                                                           5,107,401         5,107,401          5,107,401
                                                                          ================  ================    ===============


COMPREHENSIVE INCOME (LOSS):

     Net income (loss)                                                    $     3,156,000   $      (383,000)    $   (1,349,000)

     Other comprehensive income (loss):
         Equity in other comprehensive loss from real estate
           partnership relating to cash flow hedges                                    -                 -             153,000
                                                                          ----------------  ----------------    ---------------

COMPREHENSIVE INCOME(LOSS)                                                $     3,156,000   $      (383,000)    $   (1,196,000)
                                                                          ================  ================    ===============


                             See accompanying notes

                              THACKERAY CORPORATION
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
              ----------------------------------------------------


                                                                              2004              2003               2002
                                                                         ---------------  ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $    3,156,000   $     (383,000)    $   (1,349,000)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of assets                                                  (4,170,000)              -                  -
     Equity in net loss from real estate partnership                                 -                -             708,000
     Write-off of over-accrued liabilities                                      (60,000)        (304,000)                -

     Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable and accrued liabilities             98,000           19,000             (9,000)
     Decrease (increase) in other assets                                         43,000          (17,000)           (23,000)
                                                                         ---------------  ---------------    ---------------
       NET CASH USED IN OPERATING ACTIVITIES                                   (933,000)        (685,000)          (673,000)
                                                                         ---------------  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of real estate                                        5,871,000               -                  -
     Proceeds from sale of partnership interest                                 250,000               -                  -
                                                                         ---------------  ---------------    ---------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                              6,121,000               -                  -
                                                                         ---------------  ---------------    ---------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              5,188,000         (685,000)          (673,000)

     Cash and cash equivalents, at beginning of year                          1,298,000        1,983,000          2,656,000
                                                                         ---------------  ---------------    ---------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                $    6,486,000   $    1,298,000     $    1,983,000
                                                                         ===============  ===============    ===============


                             See accompanying notes

                              THACKERAY CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A)  PRINCIPLES OF CONSOLIDATION:

          The consolidated financial statements include the accounts of Thackeray Corporation and its wholly owned subsidiary Brennand-Paige Industries, Inc. (collectively the "Company"). All significant intercompany transactions and balances have been eliminated.

          The Company's operations were comprised exclusively of managing its real estate investments. Accordingly, the Company historically prepared an unclassified balance sheet. In addition, the accompanying consolidated statements of operations reflect the activities of such investments, all of which were sold in December 2004.

     (B)  CASH EQUIVALENTS:

          The Company considers investments in certificates of deposit which mature in 90 days or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of these amounts.

     (C)  LONG-LIVED ASSETS:

          Long lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value.

     (D)  INVESTMENT IN REAL ESTATE PARTNERSHIP:

          The investment in the real estate partnership is accounted for on the equity method of accounting, taking into consideration the capital contributed by each partner into the partnership and the distribution priorities provided for in the partnership agreement. The carrying value of the Company's investment in its real estate partnership was written down to zero in 2002 to reflect partnership losses absorbed by the Company. (See also Note 2 re: Sale of Investment in Real Estate.)

     (E)  EARNINGS PER SHARE:

          Net income (loss) applicable to common stock in each of the years 2004, 2003 and 2002 was divided by the number of shares outstanding during such period.

     (F)  REVENUE RECOGNITION:

          Profit on sales of real estate is recognized in full when the profit is determinable, an adequate down payment has been received, collectability of the sales price is reasonably assured and the earnings process is substantially complete. If the sales transaction does not meet the criteria, all profit or a portion thereof is deferred until such criteria are met. The Company has not recognized any revenues during the three-year period ended December 31, 2004.

                              THACKERAY CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (G)  ACCOUNTING ESTIMATES:

          The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (H)  COMPREHENSIVE INCOME:

          Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss), presented net of taxes. Other comprehensive income (loss) represents the Company's equity in other comprehensive income (loss) from the real estate partnership relating to derivative instruments, specifically the interest rate swaps designated as cash flow hedges.

          In 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended. This statement provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights and obligations under the contract and that all derivative instruments be measured at fair value. The impact on the Company's consolidated financial statements upon adoption of this statement, relating to the Company's investment in its real estate partnership, was approximately $153,000 and is reflected in the other comprehensive loss recorded for the 2002 year.

         (I)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

          In December 2004, the FASB issued FASB Statement No. 123 (revised
          2004), "Shared-Based Payment." Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was permitted under Statement 123, as originally issued.

          The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

          Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

                              THACKERAY CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (I)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED):

          In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005.

          In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions". This statement amends SFAS No. 66 (Accounting for Sales of Real Estate) and SFAS No. 67 (Accounting for Costs and Initial Rental Operations of Real Estate Projects). This standard, which is effective for financial statements for fiscal years beginning after June 15, 2005, is not applicable to the Company's current operations.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. This standard is not applicable to the Company's current operations.

     (J)  RECLASSIFICATIONS:

          Certain prior year amounts have been reclassified to conform with the current year's presentation.


NOTE 2 - REAL ESTATE:

          On December 10, 2004, Thackeray sold 100% of its real estate and interest in its real estate partnership. The various classifications of real estate owned by Thackeray, all of which was located in Florida, at December 31, 2004 and 2003 were as follows:

                                                     2004             2003
                                                  -------------   -------------
              Investment in real estate:
                   Undeveloped land               $     -         $   1,860,000
                                                  -------------   -------------
                   Deferred real estate costs           -                91,000
                                                  -------------   -------------
                                                        -             1,951,000
                                                  -------------   -------------
                   Total real estate assets       $     -         $   1,951,000
                                                  =============   =============

                              THACKERAY CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 2 - REAL ESTATE (CONTINUED):

          In 1996, the Company and affiliates of Belz Enterprises ("Belz") entered into an Agreement of Limited Partnership of BT Orlando Limited Partnership ("BT Orlando"), which was revised under certain amendments to the partnership agreement. Brennand-Paige Industries, Inc. ("BPI"), a wholly owned subsidiary of the Company, and an affiliate of Belz were the general partners in the partnership. Pursuant to this agreement, the Company agreed to contribute approximately 140 acres of its Orlando, Florida property to the Joint Venture (JV) partnership, which property was valued at $15,246,000 for capital account purposes and which had a historical carrying value of approximately $3.5 million that has been recorded by the partnership. The JV has developed and constructed an approximately 925,000 square foot retail and entertainment shopping center complex -- Festival Bay -- on the property which consists of approximately 625,000 sq. ft. of anchor and other perimeter tenants and approximately 300,000 sq. ft. of interior small stores. Leasing efforts for the project are on going. The Company had a 35% general partner interest in the partnership and was entitled to participate in the cash flow, sales proceeds and refinancing proceeds from the operation, financing and disposition of such project. Thackeray Corporation and affiliates of Belz have provided certain guarantees relating to the obligations of their respective general partner affiliates under the partnership agreement. The agreement also contains certain buy-sell provisions among the partners.

          In September 1999, the Company's real estate partnership closed $40 million of construction financing and simultaneously the Company deeded the 140 acres of its Orlando, Florida property to the partnership and also pledged its remaining contiguous 78 acres as additional collateral to secure the construction loan.

          The Partnership has incurred net losses and negative operating cash flows since the inception of operations in 1999, as the project has experienced limited operating activity. Accordingly, as of December 31, 2002 Thackeray's balance of its investment in and advances to the partnership were reduced to zero to reflect its proportionate share of the Partnership's losses.

          On December 10, 2004, the Company announced that it had completed a sale of substantially all of its assets to EST Orlando, Ltd. ("EST Orlando"). The Company sold its real estate holdings for a sales price of $6,000,000 and its investment in BT Orlando for $250,000. Simultaneously, the Company entered into an Agreement (the "Agreement") relating to the potential resale of the approximately 78 acres of undeveloped land located in Orlando, Florida (the "Orlando Property") purchased by EST Orlando from the Company. A summary of this transaction follows:


          Sale of land undeveloped land                                        $    6,000,000
          Cost of land                                         $  1,951,000
          Closing costs                                             129,000         2,080,000
                                                               ------------    --------------
          Gain on sale of land                                                      3,920,000
          Sale and gain on zero basis Partnership interest                            250,000
                                                                               --------------
          Gain on sale of land and Partnership interest                        $    4,170,000
                                                                               ==============

          Pursuant to the Agreement, the parties have agreed that if EST Orlando sells the Orlando Property to a designated unrelated third party or any entity affiliated with that party (collectively, "New Buyer") pursuant to an agreement entered into by December 10, 2005, the Company would be entitled to receive additional consideration from EST Orlando for its sale of the Orlando Property. The additional consideration would be equal to fifty percent (50%) of EST Orlando's profit (as defined) from the sale to the New Buyer.

                              THACKERAY CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 2 - REAL ESTATE (CONTINUED):

          The following are the condensed financial statements of BT Orlando as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 (000's omitted):

                               - BALANCE SHEETS -

                                                                               2004             2003
                                                                        --------------   --------------

                                                                           (UNAUDITED)

                  Real estate, net                                      $     117,300    $      118,147
                  Other assets                                                  3,447            2,599
                  Debt                                                        (96,526)         (96,974)
                  Other liabilities                                            (2,657)          (4,609)
                                                                        --------------   --------------
                  Partners' capital                                     $      21,564    $      19,163
                                                                        ==============   ==============

                  Partners' capital - Thackeray                         $           -    $          -
                                                                        ==============   ==============

                          - STATEMENTS OF OPERATIONS -
                                                                              2004              2003
                                                                        --------------   --------------
                                                                          (UNAUDITED)

                  Rental and other income                               $       7,304    $       3,943
                  Operating expenses                                           (8,122)          (5,856)
                  Interest expense                                             (8,916)          (5,967)
                  Depreciation and amortization expense                        (4,783)          (5,006)
                                                                        --------------   --------------
                  Net loss                                              $     (14,517)   $     (12,886)
                                                                        ==============   ==============

                  Net loss allocation - Thackeray                       $      (3,913)   $      (3,473)
                                                                        ==============   ==============


NOTE 3 - INCOME TAXES:

          For the year ended December 31, 2004 the Company reported net income as a result of the sale of its real estate and from the sale of its limited partnership interest in BT Orlando. As a result of these transactions the Company realized a current tax benefit from the utilization of prior year consolidated net operating loss carryforwards. Therefore, there is no federal and minimal state taxes due for the current year. To the extent that the consolidated net operating loss carryforwards exceeded the 2004 net income the Company did not report a current tax benefit for federal or state purposes. It is not anticipated that the Company will utilize any remaining consolidated loss carryfowards in future years as the Company is in the process of liquidation and therefore it did not record any deferred tax asset.

          For the 2003 and 2002 years, the Company reported a consolidated net loss. The Company did not report an income tax benefit for federal or state purposes, as the Company had a taxable loss for those years and such losses could not be carried back for tax purposes. In addition, the Company did not report a deferred income tax benefit for federal or state purposes, due to the uncertainty as to whether the Company would realize a benefit from such amounts against future taxable income.

          Deferred income taxes are computed based on the differences between the financial reporting carrying amounts and the tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred income tax asset or liability from period to period.

                              THACKERAY CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 3 - INCOME TAXES (CONTINUED):

          The Company recorded deferred tax assets related to its investment in the real estate partnership of approximately $900,000 as of December 31, 2003 and 2002, and related to its net operating loss carryforwards of approximately $4,840,000 and $4,600,000 as of December 31, 2003 and 2002, respectively. However, because it is more likely than not that the deferred tax assets will not be realized, a valuation allowance was established equal to the full amount of the deferred tax assets.

          As of December 31, 2003, Thackeray had net operating loss carryforwards for Federal income tax purposes of approximately $12,000,000, which can be carried forward to offset future taxable income and expire from 2007 through 2022. However, the Company is being liquidated, and to the extent that they cannot be utilized to offset the Company's net income from the sale of its real estate and its limited partnership interest in BT Orlando the Company will derive no federal or state tax benefit from them.

          A nominal amount of taxes were paid by the Company in 2004, 2003 and 2002.


NOTE 4 - STOCKHOLDERS' EQUITY:

          Changes in stockholders' equity for the years ended December 31, 2004, 2003 and 2002 were as follows:


                                        Common Stock
                                   ---------------------                                        Accumulated
                                                                Capital in                        Other
                                   Number of                   Excess of Par    Accumulated    Comprehensive
                                    Shares        Amount          Value          Deficit           Loss            Total
                                -------------  -------------  -------------   -------------   -------------    -------------
        Balance December 31,
           2001                    5,107,401   $    511,000   $ 43,542,000    $(39,095,000)   $   (153,000)    $  4,805,000

        Net loss for year                 -              -               -      (1,349,000)             -        (1,349,000)

        Other comprehensive
           income                         -              -               -              -          153,000          153,000
                                -------------  -------------  -------------   -------------   -------------    -------------

        Balance December 31,
           2002                    5,107,401        511,000     43,542,000     (40,444,000)             -         3,609,000

        Net loss for year                 -              -               -        (383,000)             -          (383,000)
                                -------------  -------------  -------------   -------------   -------------    -------------

        Balance December 31,
           2003                    5,107,401        511,000     43,542,000     (40,827,000)             -         3,226,000

        Net income for year               -              -               -       3,156,000              -         3,156,000
                                -------------  -------------  -------------   -------------   -------------    -------------

        Balance December 31,
           2004                    5,107,401   $    511,000   $ 43,542,000    $(37,671,000)   $         -      $  6,382,000
                                =============  =============  =============   =============   =============    =============

NOTE 5 - COMMITMENTS:

          Thackeray entered in a lease for office space through January 2005. Total rent expense amounted to $28,000, $24,000 and $31,500 in 2004, 2003 and 2002, respectively. Upon expiration of this lease, the Company is now occupying space on a month-to-month basis.

                  Future minimum rent payments are as follows:

                           YEAR                           AMOUNT
                           ----                           ------
                           2005                      $      2,000

                              THACKERAY CORPORATION
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 2004, 2003 AND 2002
                        --------------------------------

NOTE 6 - BUSINESS SEGMENTS:

          The Company's operations were comprised exclusively of real estate, which was managed as one segment.


NOTE 7 - SUBSEQUENT EVENTS:

          On January 12, 2005, the Company announced that it made an initial liquidating distribution of $0.80 per share to holders of record of its common stock as of January 11, 2005. Thackeray's stock transfer books were closed as of the end of business on January 11, 2005, and no further stock transfers will be recognized. It is anticipated that a final liquidating distribution will be made in approximately six months.

          Additionally, on January 12, 2005, Thackeray filed a Certificate of Dissolution with the Secretary of State of the State of Delaware.

Thackeray Corporation and Subsidiary Real Estate and Accumulated Depreciation For the years ended December 31, 2004, 2003 and 2002

                                                                                              Schedule III


                                                                        Cost capitalized       Gross amount
Description                                          Initial cost         subsequent to      at which carried
computed                          Encumbrances       to the Company       acquisition        at close of period
--------                          ------------       --------------       -----------        ------------------
78 Acres of unimproved land,
Orlando, Florida                     (A)             $1,860,000            $   0                    $0

                             ** TABLE CONTINUED **


                                                                                         Life on which
                                                                                         depreciation in
Description                     Accumulated           Date of              Date          latest income
computed                        depreciation         construction        acquired         statement is
--------                        ------------         ------------        --------         ------------

78 Acres of unimproved land,
Orlando, Florida                   $0                    N/A                1981               N/A

                              ** TABLE COMPLETE **


                                                          2004                      2003                       2002
                                                          ----                      ----                       ----

Balance at Beginning of period                      $1,860,000                $1,860,000                 $1,860,000

Cost of real estate deeded to real
 estate partnership                                        __                          0                          0

Cost of real estate sold                             1,860,000                         0                          0

Balance at End of period                                    $0                $1,860,000                 $1,860,000
                                                     ==========               ===========                ===========

Federal tax basis is the same as book basis.               (A)


(A) The property was pledged as collateral for the $12.8 million portion of the credit agreement of BT Orlando Limited Partnership. The property was sold on December 10, 2004.

                                 EXHIBIT INDEX
                                 -------------

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------

         2 Plan of Complete Liquidation and Dissolution of Thackeray Corporation (1)

         3(a)(i)                        Certificate of Incorporation of the
                                        Company. (2)

         3(a)(ii) Certificate of Designation of $4.15 Cumulative Preferred Stock. (3)

         3(a)(iii)                      Amendment to Certificate of
                                        Incorporation of the Company. (4)

         3(b)                           By-Laws of the Company. (2)

         10(a) Amended and Restated Agreement of Limited Partnership of BT Orlando Limited Partnership, dated August 1, 2001, among BEF, Inc., Brennand-Paige Industries, Inc., BT Partnership and EST Orlando, Ltd. (5)

         10(b) Number 2 Partnership Letter Agreement, dated August 1, 2001, between the Company and Belz Investco G.P. (6) 10(c) Ratification of Agreement dated August 1, 2001. (6)

         10(d) Amended and Restated Mortgage, Assignment of Rents and Security Agreement (Thackeray Land), dated as of October 1, 2001, between the Company and Bank of America, N.A. (7)

         10(e) Mortgage, Security Agreement, Financing Statement and Fixture Filing with Absolute Assignment of Rents and Leases, dated as of October 1, 2001, by the Company and Carpartners Realty Holding Company IV LLC. (7)

         10(f) Agreement for Purchase and Sale by and between Brennand-Paige Industries, Inc., Thackeray Corporation and EST Orlando, LTD. (8)

         10(g)                          First Amendment to Agreement, dated as
                                        of September 1, 2004. (9)

         10(h)                          Second Amendment to Agreement, dated as
                                        of September 14, 2004. (9)

         10(i)                          Third Amendment to Agreement, dated as
                                        of October 4, 2004. (9)

         10(j) Agreement, dated as of December 10, 2004, between Thackeray and EST Orlando Ltd. (10)

         11                             Statement re Computation of Per Share
                                        Data.*

         14 The Company's Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other Senior Officers. (11)

      EXHIBIT NO.                                  EXHIBIT
      -----------                                  -------

         21                             Subsidiaries of the Company.*

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------
*   Filed herewith.

(1) Incorporated by reference to Exhibit 2 to the Company's Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission on November 9, 2004

(2) Incorporated by reference to the Company's Registration Statement on Form S-14 (SEC File No. 2-73435).

(3) Incorporated by reference to the Company's Registration Statement on Form S-11 (SEC File No. 2-84299).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated July 23, 2004.

(9) Incorporated by reference to the Company's Current Report on Form 8-K dated October 4, 2004.

(10) Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2004.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.