Form 10-Q
period 2005-03-31
THACKERAY CORP
filed 2005-05-16
CIK 354639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20459

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2005
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 1-8254
                       ------

                              THACKERAY CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    04-2446697
     -------------------------------                     ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


             350 Fifth Avenue.
                Suite 3304
            New York, New York                                 10118
  ---------------------------------------                   -----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,107,401 shares of common stock, $.10 par value, as of May 13, 2005.

                      THACKERAY CORPORATION AND SUBSIDIARY


                                    - INDEX -



                                                                                                                 Page(s)
                                                                                                                 -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Consolidated Financial Statements
         Statement of Net Assets in Liquidation - March 31, 2005 (unaudited) and December 31, 2004                2

         Condensed Statements of Operations - Three Months Ended March 31, 2005 and 2004
          (unaudited)                                                                                             3

         Condensed Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004
          (unaudited)                                                                                             4

         Notes to Consolidated Condensed Financial Statements                                                     5 - 6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                          7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                               7

Item 4 - Controls and Procedures                                                                                  7 - 8


PART II.  OTHER INFORMATION

Item 6 - Exhibits                                                                                                 9


SIGNATURES                                                                                                        10

EXHIBITS

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              THACKERAY CORPORATION
                              ---------------------
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                     --------------------------------------

                                   - ASSETS -
                                                                            March 31, 2005        December 31, 2004
                                                                            --------------        ------------------
                                                                              (Unaudited)

     Cash and cash equivalents                                               $  2,495,000           $  6,486,000
     Prepaid expenses                                                                  -                  18,000
                                                                             -------------          -------------
TOTAL ASSETS                                                                 $  2,495,000           $  6,504,000
                                                                             =============          =============




                    - LIABILITIES AND STOCKHOLDERS' EQUITY -

     Accounts payable and accrued expenses                                   $     63,000           $    122,000
                                                                             -------------          -------------

         Total liabilities                                                         63,000                122,000
                                                                             -------------          -------------

NET ASSETS IN LIQUIDATION                                                       2,432,000              6,382,000
                                                                             -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  2,495,000           $  6,504,000
                                                                             =============          =============

                             See accompanying notes.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                               For the Three Months
                                                                   Ended March 31,
                                                          ---------------------------------
                                                               2005                2004
                                                          -------------      -------------
REVENUES FROM REAL ESTATE                                 $         -        $         -

EQUITY IN NET LOSS FROM REAL ESTATE PARTNERSHIP                     -                  -
                                                          -------------      -------------

LOSS FROM REAL ESTATE                                               -                  -

OTHER (EXPENSES) INCOME:
     General and administrative expense                       (186,000)          (155,000)
     Gain on sale of real estate                               700,000                 -
     Interest income                                            10,000              2,000
                                                          -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                              524,000           (153,000)

     Income tax provision (benefit)                                 -                  -
                                                          -------------      -------------

NET INCOME (LOSS)                                         $    524,000       $   (153,000)
                                                          =============      =============

INCOME (LOSS) PER SHARE - BASIC AND DILUTED               $        .10       $       (.03)
                                                          =============      =============

NUMBER OF SHARES                                             5,107,401          5,107,401
                                                          =============      =============

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)


                                                                       For The Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                          2005             2004
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $    524,000     $    (153,000)

   Changes in operating assets and liabilities:
       (Decrease) in accounts payable and accrued liabilities             (59,000)          (16,000)
       (Increase) in other assets, net                                   (370,000)         (118,000)
                                                                     -------------    -------------
         Net cash provided (used in) operating activities                  95,000          (287,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Liquidating distribution to shareholders                            (4,086,000)                -
                                                                     -------------    -------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                              (3,991,000)         (287,000)

         Cash and cash equivalents - beginning of period                6,486,000         1,298,000
                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $  2,495,000     $   1,011,000
                                                                     =============    =============


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                                     $          -     $          -
                                                                     -------------    -------------
        Taxes                                                        $          -     $          -
                                                                     -------------    -------------

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             MARCH 31, 2005 AND 2004
                             -----------------------
                                   (Unaudited)
                                   -----------
NOTE  1.  BASIS OF PRESENTATION:

          The significant accounting policies followed by the Company in the preparation of these unaudited interim condensed financial statements are consistent with the accounting policies followed in the audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

          Certain information and footnote disclosures included in the audited financial statements have been omitted. For additional information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 3l, 2004.

          The net income (loss) applicable to common stock for the three months ended March 31, 2005 and 2004 was divided by the number of shares outstanding during the period to determine per share data. Since there are no common stock equivalents outstanding, diluted earnings per share is the same as basic earnings per share.


NOTE  2.  SALE OF INVESTMENT IN REAL ESTATE PARTNERSHIP:

          In October 2001, the Company's real estate partnership (the "Partnership") with Belz Enterprises received equity and debt funding in excess of $120 million for the Partnership's planned 925,000 sq. ft. Festival Bay, Orlando, Florida retail/entertainment center. Thackeray contributed $1,750,000 to the equity portion of the funding.

          The Partnership incurred net losses and negative operating cash flows since inception of operations in 1999, as the project was being developed and has experienced limited operating activity. Because of its share of the cumulative losses of the Partnership, Thackeray's balance of its investment in and advances to the Partnership was reduced to zero as of March 31, 2002.

          On July 23, 2004, the Company entered into an agreement for the sale of its 35% general partner interest in the Partnership and approximately 78 acres of undeveloped land in Orlando, Florida constituting substantially all of its assets, to EST Orlando, Ltd., a limited partner of the Partnership for $6,250,000.

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

          Additionally, on December 10, 2004, the Company and EST Orlando entered into an agreement relating to the potential resale of the Orlando property purchased on December 10, 2004 by EST Orlando from the Company. Pursuant to this agreement, the parties agreed that if EST Orlando sells the Orlando property to a designated unrelated third party or any entity affiliated with that party pursuant to an agreement entered into by December 10, 2005, Thackeray would be entitled to receive additional consideration from EST Orlando for its sale of the Orlando property. The additional consideration would be equal to fifty percent (50%) of EST Orlando's profit (as defined) from the resale. EST Orlando entered into an agreement relating to the resale of the Orlando property, which sale was consummated on March 16, 2005. Thackeray received $700,000 subject to certain post-closing adjustments, in additional consideration for the Orlando property as a result of such sale.

                      THACKERAY CORPORATION AND SUBSIDIARY
                      ------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                             MARCH 31, 2005 AND 2004
                             -----------------------
                                   (Unaudited)
                                   -----------

NOTE  2.  SALE OF INVESTMENT IN REAL ESTATE PARTNERSHIP (CONTINUED):

          On January 12, 2005, the Company made an initial liquidating distribution in the aggregate of $4,086,000 ($0.80 per share) to holders of record of its common stock as of January 11, 2005. Thackeray's stock transfer books were closed as of the close of business on January 11, 2005, and no further stock transfers will be recognized. It is anticipated that a final liquidating distribution will be made by June 30, 2005.

          Additionally, on January 12, 2005, the Company filed a Certificate of Dissolution with the Secretary of State of the State of Delaware.

          The various classifications of real estate owned by Thackeray, all of which was located in Florida, at March 31, 2005 and 2004 were as follows:

                                                    2005             2004
                                                ------------   -------------
           Investment in real estate:
              Undeveloped land                  $         -    $  1,860,000
              Deferred real estate costs                  -          91,000
                                                ------------   -------------
           Total real estate assets             $         -    $  1,951,000
                                                ============   =============


NOTE 3.   INCOME TAXES:

          For the year ended December 31, 2004, the Company reported net income as a result of the sale of its real estate and from the sale of its partnership interest in BT Orlando. As a result of these transactions the Company realized a current tax benefit from the utilization of prior year consolidated net operating loss carryforwards. Therefore, there is no federal and minimal state taxes due for the current period. To the extent that the consolidated net operating loss carryforwards exceeded the 2004 net income the Company did not report a current tax benefit for federal or state purposes. It is not anticipated that the Company will utilize any remaining consolidated loss carryforwards in the future years as the Company is in the process of liquidation and therefore it did not record any deferred tax asset.

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

          (2)  Material Changes in Financial Condition
               ---------------------------------------

          The Company believes that its current cash balance will be sufficient to fund all of its requirements for the balance of its existence.

          At March 31, 2005 there were no commitments for capital expenditures.

          (3)  Material Changes in Results of Operations
               -----------------------------------------

          General and administrative expenses for the first quarter in 2005 were $186,000 or $31,000 higher that the first quarter of 2004. This was primarily due to expenses incurred in connection with the liquidation of the Company.

          During the first quarter in 2005, the Company received $700,000 as additional consideration in connection with the sale of its real property in December 2004. Pursuant to an agreement entered into with the buyer, the parties agreed that if EST Orlando (the buyer) sold the Orlando property by December 10, 2005, Thackeray would be entitled to receive, as additional consideration, 50% of EST Orlando's profit. The resale of the property was consummated on March 16, 2005 and Thackeray received $700,000 subject to certain post-closing adjustments as additional consideration. This $700,000 will be included in the June 2005 final liquidating distribution to stockholders.

          Interest income for the three months ended March 31, 2005 was $10,000 versus $2,000 for the comparable period in 2004. The increase results from the Company's maintaining substantially higher cash investment balances as well as receiving higher interest rates on invested cash.


ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM  4.  CONTROLS AND PROCEDURES

          (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

          (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART 2 - OTHER INFORMATION

ITEM 6.   EXHIBITS:


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



                                           THACKERAY CORPORATION


                                           By:  /s/ Jules Ross
                                               ---------------------------------
                                               Jules Ross
                                               Vice President, Finance
                                               (Principal Financial Officer)





Date:  May 16, 2005

                                  EXHIBIT INDEX
                                  -------------
                                       TO
                                       --
                              THACKERAY CORPORATION
                              ---------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                         FOR PERIOD ENDED March 31, 2005
                         -------------------------------




 Exhibit No.                  Description of Document
 -----------                  -----------------------

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

     32.1 Certification of Chief Executive Office Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.